Form 10-Q
period 1995-09-30
FIDELITY LEASING INCOME FUND V LP
filed 1995-11-14
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-17658

                        Fidelity Leasing Income Fund V, L.P.
_______________________________________________________________________________
              (Exact name of registrant as specified in its charter)

                Delaware                          23-2496362
_______________________________________________________________________________
        (State of organization)        (I.R.S. Employer Identification)

                  250 King of Prussia Road, Radnor, PA       19087
_______________________________________________________________________________
                (Address of principal executive offices)   (Zip code)

                                   (610) 964-7102
_______________________________________________________________________________
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.

Yes  __X__  No _____



















                                    Page 1 of 11
Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND V, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)               (Audited)
                                         September 30,             December 31,
                                             1995                      1994
                                         _____________            _____________

Cash and cash equivalents                 $4,038,223                $ 4,776,517

Investment securities held to maturity          -                       495,991

Accounts receivable                          142,437                    271,585

Interest receivable                            1,404                     24,920

Due from related parties                      22,252                     47,556

Equipment under operating leases
(net of accumulated depreciation
of $16,051,553 and $22,658,526,
respectively)                              4,771,568                  6,008,750

Net investment in direct financing leases    297,618                    782,651

Equipment held for sale or lease              23,039                    560,211
                                          __________                ___________

       Total assets                       $9,296,541                $12,968,181
                                          ==========                ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  521,589                $   351,854

     Accounts payable - equipment            532,667                       -

     Accounts payable and
      accrued expenses                       263,673                    275,955

     Due to related parties                   21,029                      4,411
                                          __________                ___________

       Total liabilities                   1,338,958                    632,220

Partners' capital                          7,957,583                 12,335,961
                                          __________                ___________
           Total liabilities and
            partners' capital             $9,296,541                $12,968,181
                                          ==========                ===========


     The accompanying notes are an integral part of these financial statements.



                                         2
                        FIDELITY LEASING INCOME FUND V, L.P.

                              STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                     1995        1994        1995        1994
                                     ____        ____        ____        ____

Income:
     Rentals                     $1,382,282  $2,709,164  $4,239,127  $6,695,084
     Earned income on direct
      financing leases               24,944      18,748      58,502      58,500
     Interest                        53,801      43,850     176,606     106,227
     Gain on sale of equipment,
      net                           743,166     695,116   1,023,022     787,768
     Other                              574      13,139       6,183      29,044
                                 __________  __________  __________  __________

                                  2,204,767   3,480,017   5,503,440   7,676,623
                                 __________  __________  __________  __________

Expenses:
     Depreciation                   878,741   1,452,623   3,015,620   4,843,537
     Write-down of equipment to
      net realizable value            6,161     150,000     114,931     150,000
     General and administrative       6,251      61,081      43,009     225,533
     General and administrative to
      related party                  24,268      56,689     111,323     194,052
     Management fee to related
      party                          94,487     162,528     265,855     401,641
                                 __________  __________  __________  __________

                                  1,009,908   1,882,921   3,550,738   5,814,763
                                 __________  __________  __________  __________

Net income                       $1,194,859  $1,597,096  $1,952,702  $1,861,860
                                 ==========  ==========  ==========  ==========

Net income per equivalent
  limited partnership unit       $    43.73  $    41.53  $    64.86  $    45.21
                                 ==========  ==========  ==========  ==========

Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                  27,205      38,131      29,484      40,271
                                 ==========  ==========  ==========  ==========









     The accompanying notes are an integral part of these financial statements.


                                          3

                        FIDELITY LEASING INCOME FUND V, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1995

                                    (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1995         $28,230     79,679  $12,307,731   $12,335,961

Redemptions                         -          (629)     (76,387)      (76,387)

Cash distributions               (62,546)      -      (6,192,147)   (6,254,693)

Net income                        40,300       -       1,912,402     1,952,702
                                 _______     ______  ___________   ___________

Balance, September 30, 1995      $ 5,984     79,050  $ 7,951,599   $ 7,957,583
                                 =======     ======  ===========   ===========




































     The accompanying notes are an integral part of these financial statements.



                                         4
                        FIDELITY LEASING INCOME FUND V, L.P.
                              STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1995 and 1994
                                     (Unaudited)
                                                      1995          1994
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $1,952,702    $1,861,860
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating activities:
     Depreciation                                  3,015,620     4,843,537
     Write down of equipment to
      net realizable value                           114,931       150,000
     Proceeds from direct financing leases,
      net of earned income                           485,033        98,628
     Gain on sale of equipment, net               (1,023,022)     (787,768)
     (Increase) decrease in accounts receivable      129,148      (133,968)
     (Increase) decrease in due from
      related parties                                 25,304       271,538
     Increase (decrease) in lease rents paid
      in advance                                     169,735       (94,011)
     Increase (decrease) in accounts payable -
      equipment                                      532,667          -
     Increase (decrease) in accounts payable and
      accrued expenses                               (12,282)      (28,587)
     Increase (decrease) in due to related parties    16,618        35,693
     Increase (decrease) in other, net                23,516         2,470
                                                  __________    __________
                                                   3,477,268     4,357,532
                                                  __________    __________
     Net cash provided by operating activities     5,429,970     6,219,392
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                     (2,641,328)     (585,540)
     Maturity of investment securities held
      to maturity                                    495,991       501,664
     Proceeds from sale of equipment               2,308,153     1,588,611
                                                  __________    __________

     Net cash provided by investing activities       162,816     1,504,735
                                                  __________    __________

Cash flows from financing activities:
     Distributions                                (6,254,693)   (4,162,344)
     Redemptions of capital                          (76,387)     (592,303)
                                                  __________    __________

     Net cash used in financing activities        (6,331,080)   (4,754,647)
                                                  __________    __________

     Increase (decrease) in cash and
      cash equivalents                              (738,294)    2,969,480

     Cash and cash equivalents, beginning
      of period                                    4,776,517     2,290,588
                                                  __________    __________

     Cash and cash equivalents, end of period     $4,038,223    $5,260,068
                                                  ==========    ==========
     The accompanying notes are an integral part of these financial statements.

                                         5
                        FIDELITY LEASING INCOME FUND V, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1995

                                     (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1994 financial statements have been reclassified to conform to the presentation adopted in 1995.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $114,931 and $150,000 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1995 and 1994, respectively. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1995 is as follows:

          Net minimum lease payments to be received        $350,000
          Less unearned income                               52,000
          Add expected future residuals                        -
                                                           ________

                                                           $298,000
                                                           ========




                                         6
                        FIDELITY LEASING INCOME FUND V, L.P.
                      NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases as of September 30, 1995 are as follows:
                                                             Direct
            Years Ending December 31       Operating        Financing
            ________________________       _________        _________

                      1995                $1,096,000         $ 23,000
                      1996                 2,953,000           93,000
                      1997                 1,703,000           93,000
                      1998                   438,000           93,000
                      1999                      -              48,000
                                          __________         ________
                                          $6,190,000         $350,000
                                          ==========         ========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% or 3% of gross rental payments from equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acqui-sition fees. This management fee is paid quarterly after the Limited Partners have received distributions at a rate of 12% per year on the aggregate amnount paid for their units.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended Sep-tember 30:
                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                              1995          1994             1995        1994
                              ____          ____             ____        ____

      Management fee        $94,487      $162,528          $265,855    $401,641
      Reimbursable costs     24,268        56,689           111,323     194,052

    Amounts due from related parties at September 30, 1995 and December 31, 1994 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at September 30, 1995 and December 31, 1994 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $506,295 in November 1995 for the three months ended September 30, 1995, to all admitted partners as of September 30, 1995.
                                          7
                        FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $2,204,767 and $3,480,017 for the three months ended September 30, 1995 and 1994, respectively, and $5,503,440 and $7,676,623 for the nine months ended September 30, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 63% and 78% of total revenues for the third quarter of 1995 and 1994, respectively and 77% and 87% for the nine months ended September 30, 1995 and 1994, respectively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1995, rental income decreased by approximately $3,128,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by approximately $672,000 of rents generated from equipment purchased since the third quarter of 1994. The overall decrease in total revenues was offset by an increase in the net gain on sale of equipment and interest income. The Fund recognized a net gain on sale of equipment of $1,023,022 for the nine months ended September 30, 1995 compared to $787,768 for the nine months ended September 30, 1994. Interest income increased in 1995 because of the rise in interest rates since September of 1994.

    Expenses were $1,009,908 and $1,882,921 for the three months ended Septem-ber 30, 1995 and 1994, respectively and $3,550,738 and $5,814,763 for the nine months ended September 30, 1995 and 1994, respectively. Depreciation expense comprised 87% and 77% of total expenses during the third quarter of 1995 and 1994, respectively and 85% and 83% of total expenses during the first nine months of 1995 and 1994, respectively. The decrease in expenses between 1995 and 1994 is primarily attributable to a decrease in depreciation expense because of equipment which came off lease and was terminated or sold since September of 1994. In addition, equipment expenses incurred by the Fund for remarketing of equipment, which are included in general and administrative expenses, decreased in 1995 as compared to 1994. During 1995, management fee to related party decreased proportionate to the decrease in rental income which also accounts for the decrease in total expenses. Furthermore, general and administrative expenses to related party decreased in 1995 because of a decline in the reimbursable costs incurred to the General Partner for remarketing of eequipment. Finally, based upon the review of the recoverability of the undepreciated cost of rental equipment, $114,931 was charged to operations to write down equipment to its net realizable value for the nine months ended September 30, 1995 as compared to $150,000 for the nine months ended Sep-tember 30, 1994 which also accounts for the decrease in total expenses. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    For the three months ended September 30, 1995 and 1994, the Fund had net income of $1,194,859 and $1,597,096, respectively. For the nine months ended September 30, 1995 and 1994, the Fund had net income of $1,952,702 and $1,861,860, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $43.73 and $41.53 based on a weighted average number of equivalent limited partnership units outstanding of 27,205 and 38,131 for the quarter ended September 30, 1995 and 1994, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $64.86 and $45.21 based on a weighted average number of equivalent limited partnership units outstand-ing of 29,484 and 40,271 for the nine months ended September 30, 1995 and 1994, respectively.
                                         8
                        FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

    The Fund generated funds from operations of $1,336,595 and $2,504,603, for the purpose of determining cash available for distribution and distributed $506,295 and $1,367,899 to partners in November 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, the Fund generated funds from operations of $4,060,231 and $6,067,629 and distributed $3,523,744 and $2,739,955 to partners during the nine months ended September 30, 1995 and 1994, respectively and $506,295 and $1,367,899 in November 1995 and 1994,
respectively.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer peripheral equipment, with cash available from operations and sales proceeds which were not distributed to partners. The Fund purchased $2,641,328 and $585,540 of equipment during the nine months ended September 30, 1995 and 1994, respectively

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

































                                          9

Part II:  Other Information


                        FIDELITY LEASING INCOME FUND V, L.P.

                                 September 30, 1995

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K:   A report on Form 8-K was filed on October
              12, 1995 with the Securities and Exchange Commission reporting under Item 1.







































                                         10
                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND V, L.P.




            11-14-95    By:  P. Donald Mooney
            ________         _____________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            11-14-95    By:  Marianne T. Schuster
            ________         _____________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                         11
                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                        FIDELITY LEASING INCOME FUND V, L.P.




            _______          _____________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            _______          _____________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                         11