Form 10-K
period 1995-12-31
FIDELITY LEASING INCOME FUND V LP
filed 1996-03-27
CIK 830660

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the year ended December 31, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the transition period from _______________ to ______________

Commission file number 0-17658

                 Fidelity Leasing Income Fund V, L.P.
_________________________________________________________________
        (Exact name of registrant as specified in its charter)

        Delaware                            23-2496362
_________________________________________________________________
(State of Organization)       (I.R.S. Employer Identification No.)

7 E. Skippack Pike, Suite 275, Ambler, Pennsylvania       19002
_________________________________________________________________
     (Address of principal executive offices)          (Zip Code)

                            (215) 619-2800
_________________________________________________________________
         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                            Name of Each Exchange
         Title of Each Class                 on Which Registered

               None                             Not applicable

Securities registered pursuant to Section 12 (g) of the Act:

                    Limited Partnership Interests

                             Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No_____

The number of outstanding limited partnership units of the Registrant at December 31, 1995 is 78,970.

There is no public market for these securities.

The index of Exhibits is located on page 11.

                                   1




PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund V, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1988 and acquires equipment, primarily computer peripheral equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, data processing and office equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund will not borrow funds to purchase equipment.

     The Fund generally acquires equipment subject to a lease. Purchases of equipment for lease are typically made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment, from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

     The computer equipment industry is extremely competitive as well. Competitive factors include pricing, technological innovation and methods of financing. Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through product protection by the use of a policy which combines service and hardware benefits with payment for such benefits accomplished through a single periodic charge.








                                    2




     The dominant factor in the marketplace is International Business Machines Corporation ("IBM"). Because of IBM's substantial resources and dominant position, revolutionary changes with respect to pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at almost any time. Significant action in any of these areas by IBM might materially adversely affect the General Partner's ability to identify and purchase appropriate equipment. It is the belief of the General Partner that IBM will continue to make advances in the computer equipment industry which may result in revolutionary changes with respect to small, medium and large computer systems.

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1995, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1995, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                               Purchase Price       Percentage of
Type of Equipment Acquired      of Equipment       Total Equipment

Communication Controllers         $ 3,294,465            15.99%
Disk Storage Systems               10,936,150            53.07
Network Communications                290,004             1.41
Personal Computers, Terminals
  and Display Stations              3,383,573            16.42
Printers                              561,873             2.73
Tape Storage Systems                1,306,989             6.34
Other                                 833,311             4.04
                                  ___________           ______

Totals                            $20,606,365           100.00%
                                  ===========           ======













                                    3

                      Breakdown of Equipment Usage
                      By Industrial Classification


                                  Purchase Price      Percentage of
Type of Business                   of Equipment      Total Equipment

Computers/Data Processing          $ 1,244,456             6.04%
Diversified Financial/Banking/
  Insurance                          6,068,314            29.45
Manufacturing/Refining               4,856,261            23.57
Publishing/Printing                    299,197             1.45
Retailing/Consumer Goods             3,371,210            16.36
Telephone/Telecommunications         4,373,412            21.22
Broadcasting/Entertainment             393,515             1.91
                                   ___________           ______

Totals                             $20,606,365           100.00%
                                   ===========           ======

Average Initial Term of Leases (in months):  30

     All of the above equipment is currently leased under operating leases.



Item 3.  LEGAL PROCEEDINGS

     Not applicable.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.























                                     4
                                   PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

     (b)  Number of Equity Security Holders:

                                                 Number of Partners
               Title of Class                  as of December 31, 1995

               Limited Partnership Interests          2,604

               General Partnership Interest               1


Item 6.  SELECTED FINANCIAL DATA

                                   For the Years Ended December 31,

                       1995         1994        1993         1992         1991
Total Income         $6,821,697   $9,380,728   $8,847,285  $10,732,480   10,211,943
Net Income            1,884,603    1,532,102      500,268    1,610,088    1,424,561
Distributions to
 Partners             6,760,990    5,530,243    8,147,849    6,103,127    6,012,599
Net Income per
 Equivalent Limited
 Partnership Unit         63.35        37.01         7.88        22.84        18.00
Weighted Average
 Number of Equivalent
 Limited Partnership
 Units Outstanding
 During the Year         29,077       39,545       53,295       67,837       75,790

                                              December 31,

                        1995        1994        1993         1992         1991
Total Assets        $ 8,096,622  $12,968,181  $17,642,200  $26,840,514  $31,373,019
Equipment under
 Operating Leases
 and Equipment Held for
 Sale or Lease (Net)  4,249,271    6,568,961   12,939,283   17,507,267   23,057,612
Net Investment in
 Direct Financing
 Leases                 280,779      782,651      914,701         -            -
Limited Partnership
 Units                   78,970       79,679       83,010       88,198       89,051
Limited Partners          2,604        2,628        2,686        2,815        2,825



                                     5

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $6,821,697, $9,380,728 and $8,847,285 for the years ended December 31, 1995, 1994 and 1993, respectively. Rental income from the leasing of computer peripheral equipment accounted for 80%, 89% and 95% of total income in 1995, 1994 and 1993, respectively. The fluctuation in total revenues in 1995 and 1994 is primarily attributable to the decrease in rental income. In 1995, rental income decreased by approximately $3,848,000 due to renewals of leases at lower rates and lease terminations or sales of equipment. This decrease, however, was offset by approximately $977,000 of rental income generated from equipment purchases made in 1995, as well as, rental income realized on 1994 equipment purchases for which a full year of rent was earned in 1995 and only a partial year was earned in 1994. In 1994, rental income increased by approxi-mately $833,000 because of rental income generated from equipment purchased in 1994, as well as, rental income realized on 1993 equipment purchases for which a full year of rent was earned in 1994 and only a partial year was earned in 1993 and $886,000 of rents recognized upon early termination of an equipment lease. During the third quarter of 1994, one of the Fund's lessees terminated its lease early and the Fund received an amount equal to the present value of future minimum rentals as payment for the early termination. These increases, however, were offset by a decrease in rental income of approximately $1,828,000 due to renewals of leases at lower rates and lease terminations or sales of equipment. The Fund recognized a net gain on sale of equipment of $1,041,128, $784,895 and $156,215 for the years ended December 31, 1995, 1994 and 1993, respectively, contri-buting to the fluctuation in total revenues during these years.

     Expenses were $4,937,094, $7,848,626 and $8,347,017 for the years ended December 31, 1995, 1994 and 1993, respectively. Depreciation expense comprised 77%, 78% and 82% of total expenses in 1995, 1994 and 1993, respectively. The decrease in expenses during 1995 and 1994 was directly related to the decrease in depreciation expense because of equipment which came off lease and was terminated or sold. Additionally, the Fund recorded a write-down of equipment to net realizable value of approximately $422,000, $763,000 and $495,000 during 1995, 1994 and 1993, respectively. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain equipment in future years. The change in equipment remarketing expenses which are



                                  6
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

included in general and administrative expenses also contributed to the fluctuation in total expenses in 1995 and 1994.
Furthermore, management fee to related party decreased in proportion to the decrease in rental income which also accounts for the decrease in overall expenses in 1995 and 1994.

     The Fund's net income was $1,884,603, $1,532,102 and $500,268 for the years ended December 31, 1995, 1994 and 1993, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $63.35, $37.01 and $7.88 for the years ended December 31, 1995, 1994 and 1993, respectively. The weighted average number of equivalent limited partnership units outstanding were 29,077, 39,545 and 53,295 for 1995, 1994 and 1993, respectively.

     The Fund generated funds from operations of $5,071,673, $7,595,581 and $7,707,611 for the purpose of determining cash available for distribution and declared distributions of $4,270,041, $6,838,803 and $8,049,295 to partners for the years ended December 31, 1995, 1994 and 1993, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1995, the General Partner revised its policy regarding cash distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase computer equipment for lease with cash available from operations and sales proceeds which are not distributed to partners. During the years ended December 31, 1995, 1994 and 1993, the Fund purchased $3,237,087, $1,358,457 and $3,889,031, respectively, of equipment.

     The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

     The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next fiscal year.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of the report commencing on page F-1.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Effective September 1, 1995, The Fidelity Mutual Life
Insurance Company (in Rehabilitation) sold Fidelity Leasing
Corporation (FLC), the General Partner of the Fund, to Resource
Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLC are:

     FREDDIE M. KOTEK, age 39, Chairman of the Board of Directors, President and Chief Executive Officer of FLC since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. First Vice President of Royal Alliance Associates from 1991 to 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 46, Director and Secretary of FLC since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 33, Director of FLC since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992.
     Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     MARK A. MAYPER, age 42, Senior Vice President of FLC overseeing the lease syndication business since 1987.

     Others:

     STEPHEN P. CASO, age 40, Vice President and Counsel of FLC since 1992.

     MARIANNE T. SCHUSTER, age 37, Vice President and Controller of FLC since 1984.

     KRISTIN L. CHRISTMAN, age 28, Portfolio Manager of FLC since
     December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1995:

     Name of Individual or      Capacities in
     Number in Group            Which Served        Compensation

     Fidelity Leasing
     Corporation                General Partner     $338,489(1)
                                                    ========
     (1) This amount does not include the General Partner's share of cash distributions made to all partners.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) As of December 31, 1995, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1988, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of Fidelity Leasing Corporation nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% cumulative compounded Priority Return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distribu-tions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1995, the Fund was charged $338,489 of management fees by the General Partner. The General Partner will continue to receive 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with initial lease terms in excess of 42 months for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.
This management fee is paid quarterly only if and when the Limited Partners have received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          (Continued)

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% cumulative compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1995, the General Partner received $67,609 of cash distributions.

     The Fund incurred $237,303 of reimbursable costs to the General Partner for services and materials provided in connection with the administration of the Fund during 1995.

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) (1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page
F-1.

(a) (3) and (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers           Description                Page Number

3(a) & (4)            Amended and Restated Agreement     *
                         of Limited Partnership

(9)                   not applicable

(10)                  not applicable

(11)                  not applicable

(12)                  not applicable

(13)                  not applicable

(18)                  not applicable

(19)                  not applicable

(22)                  not applicable

(23)                  not applicable

(24)                  not applicable

(25)                  not applicable

(28)                  not applicable


*  Incorporated by reference.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  FIDELITY LEASING INCOME FUND V, L.P.
                  A Delaware limited partnership

                  By:  FIDELITY LEASING CORPORATION

                       Freddie M. Kotek
                  By:  ___________________________
                       Freddie M. Kotek, Chairman
                       and President

Dated March 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:

Signature                  Title                               Date

Freddie M. Kotek
_________________________  Chairman of the Board of Directors  3-26-96
Freddie M. Kotek           and President of Fidelity Leasing
                           Corporation (Principal Executive
                           Officer)



Michael L. Staines
_________________________  Director of Fidelity Leasing        3-26-96
Michael L. Staines         Corporation



Marianne T. Schuster
__________________________ Vice President and Controller       3-26-96
Marianne T. Schuster       of Fidelity Leasing Corporation
                           (Principal Financial Officer)

               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                          Pages

Report of Independent Certified Public Accountants        F-2

Balance Sheets as of December 31, 1995 and 1994           F-3

Statements of Operations for the years ended              F-4
     December 31, 1995, 1994 and 1993

Statements of Partners' Capital for the years             F-5
     ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended              F-6
     December 31, 1995, 1994 and 1993

Notes to Financial Statements                             F-7 - F-12














All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.
























                                 F-1


Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund V, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund V, L.P. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund V, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





Grant Thornton, LLP
Philadelphia, Pennsylvania
February 2, 1996






















                                  F-2

FIDELITY LEASING INCOME FUND V, L.P.

                                BALANCE SHEETS

                                     ASSETS
                                                          December 31,

                                                     1995             1994
Cash and cash equivalents                         $3,068,308      $ 4,776,517

Investment securities held to maturity                  -             495,991

Accounts receivable                                  263,855          271,585

Interest receivable                                   10,366           24,920

Due from related parties                             224,043           47,556

Equipment under operating leases
(net of accumulated depreciation
 of $16,370,416 and $22,658,526,
 respectively)                                     4,235,949        6,008,750

Net investment in direct
 financing leases                                    280,779          782,651

Equipment held for sale or lease                      13,322          560,211
                                                  __________      ___________

        Total assets                              $8,096,622      $12,968,181
                                                  ==========      ===========


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

      Lease rents paid in advance                 $  464,730      $   351,854

      Accounts payable and
       accrued expenses                              241,637          275,955

      Due to related parties                          12,170            4,411
                                                  __________      ___________

        Total liabilities                            718,537          632,220

Partners' capital                                  7,378,085       12,335,961
                                                  __________      ___________

         Total liabilities and
          partners' capital                       $8,096,622      $12,968,181
                                                  ==========      ===========

   The accompanying notes are an integral part of these financial statements.




                                  F-3
                     FIDELITY LEASING INCOME FUND V, L.P.

                            STATEMENTS OF OPERATIONS



                                                For the years ended December 31,

                                               1995           1994           1993
Income:
  Rentals                                     $5,438,038      $8,308,854     $8,418,189
  Earned income on direct
   financing leases                               64,993          76,476         39,387
  Interest                                       236,762         180,500        213,061
  Gain on sale of equipment, net               1,041,128         784,895        156,215
  Other                                           40,776          30,003         20,433
                                              __________      __________     __________

                                               6,821,697       9,380,728      8,847,285
                                              __________      __________     __________

Expenses:
  Depreciation                                 3,806,321       6,085,616      6,868,866
  Write-down of equipment to net
   realizable value                              421,877         762,758        494,692
  General and administrative	                     133,104         264,464        176,956
  General and administrative to related party    237,303         237,342        304,689
  Management fee to related party                338,489         498,446        501,814
                                              __________      __________     __________

                                               4,937,094       7,848,626      8,347,017
                                              __________      __________     __________


Net income                                    $1,884,603      $1,532,102     $  500,268
                                              ==========      ==========     ==========

Net income per equivalent
 limited partnership unit                     $    63.35      $    37.01     $     7.88
                                              ==========      ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year               29,077          39,545         53,295
                                              ==========      ==========     ==========





   The accompanying notes are an integral part of these financial statements.






                                     F-4

                             FIDELITY LEASING INCOME FUND V, L.P.

                                STATEMENTS OF PARTNERS' CAPITAL
                      For the years ended December 31, 1995, 1994 and 1993


                                    General        Limited Partners
                                    Partner       Units        Amount         Total
                                    _______       ___________________         _____

Balance, January 1, 1993             $16,130     88,198    $26,100,460    $26,116,590

Redemptions                             -        (5,188)	    (1,523,528)	    (1,523,528)

Cash distributions                   (81,478)      -        (8,066,371)	    (8,147,849)

Net income                            80,493       -           419,775        500,268
                                     _______      ______   ___________    ___________

Balance, December 31, 1993            15,145      83,010    16,930,336     16,945,481

Redemptions                             _         (3,331)     (611,379)	      (611,379)

Cash distributions                   (55,302)       -       (5,474,941)	    (5,530,243)

Net income                            68,387        -        1,463,715      1,532,102
                                     _______      ______   ___________    ___________

Balance, December 31, 1994            28,230      79,679    12,307,731     12,335,961

Redemptions                             -           (709)      (81,489)       (81,489)

Cash distributions                   (67,609)       -       (6,693,381)    (6,760,990)

Net income                            42,700        -        1,841,903      1,884,603
                                     _______      ______   ___________    ___________
Balance, December 31, 1995           $ 3,321      78,970   $ 7,374,764    $ 7,378,085
                                     =======      ======   ===========    ===========









   The accompanying notes are an integral part of these financial statements.










                                     F-5


                           FIDELITY LEASING INCOME FUND V, L.P.

                                  STATEMENTS OF CASH FLOWS
                                                        For the years ended December 31
                                                        1995           1994          1993
Cash flows from operating activities:
  Net income                                          $1,884,603    $1,532,102    $  500,268
                                                      __________    __________    __________
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                         3,806,321     6,085,616     6,868,866
  Write-down of equipment to net realizable value        421,877       762,758       494,692
  Proceeds from direct financing leases,
   net of earned income                                  501,872       132,050        57,639
  Gain on sale of equipment, net                      (1,041,128)     (784,895)     (156,215)
  (Increase) decrease in accounts receivable               7,730       (52,282)      305,443
  (Increase) decrease in due from related parties       (176,487)      227,447      (167,464)
  Increase (decrease) in lease rents paid in advance     112,876      (167,968)       52,062
  Increase (decrease) in accounts payable
   and accrued expenses                                  (34,318)      122,121       (39,920)
  Increase (decrease) in due to related parties            7,759       (18,139)      (36,276)
  Increase (decrease) in other, net                       14,554       (13,647)       43,109
                                                      __________    __________    __________

   Total adjustments                                   3,621,056     6,293,061     7,421,936
                                                      __________    __________    __________

  Net cash provided by operating activities            5,505,659     7,825,163     7,922,204
                                                      __________    __________    __________

Cash flows from investing activities:
  Acquisition of equipment                            (3,237,087)   (1,358,457)   (3,889,031)
  Investment in direct financing leases                     -             -         (972,342)
  Purchase of investment securities held to maturity        -       (1,722,869)         -
  Maturity of investment securities held to maturity     495,991     2,218,414     3,395,131
  Proceeds from sale of equipment                      2,369,707     1,665,300     1,250,840
                                                      __________    __________    __________

  Net cash provided by (used in)
   investing activities                                 (371,389)      802,388      (215,402)
                                                      __________    __________    __________

Cash flows from financing activities:
  Distributions                                       (6,760,990)   (5,530,243)   (8,147,849)
  Redemptions of capital                                 (81,489)     (611,379)   (1,523,528)
                                                      __________    __________    __________

  Net cash used in financing activities               (6,842,479)   (6,141,622)   (9,671,377)
                                                      __________    __________    __________

  Increase (decrease) in cash and cash equivalents    (1,708,209)    2,485,929    (1,964,575)

  Cash and cash equivalents, beginning of year         4,776,517     2,290,588     4,255,163
                                                      __________    __________    __________

  Cash and cash equivalents, end of year              $3,068,308    $4,776,517    $2,290,588
                                                      ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                     F-6
                   FIDELITY LEASING INCOME FUND V, L.P.

                      NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

Fidelity Leasing Income Fund V, L.P. (the "Fund") was formed in January 1988 with Fidelity Leasing Corporation ("FLC") as the General Partner. FLC is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape and disk storage devices, data communications equipment, computer terminals, data processing and office equipment which is leased to third parties throughout the United States on a short-term basis.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment Securities Held to Maturity

The Fund adopted Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. This new standard requires investments in securities to be classified in one of three categories: held to maturity, trading and available for sale. Debt securities that the Fund has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Fund does not engage in security trading, the balance, if any, of its debt securities and equity securities are classified as available for sale. Net unrealized gains and losses for securities available for sale are required to be recognized as a separate component of partners' capital and excluded from the determination of net income. The Fund adopted this new standard for the year ended December 31, 1994 with no resulting financial statement impact on the Fund. Prior to the adoption of SFAS No. 115, investment securities were carried at cost which approximates market.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in securities backed by the United States Government, commercial paper with high credit quality institutions, bank money market funds and time deposits and certificates of deposit.

Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's leesees over different industries and geographies.

Equipment Held for Sale or Lease

Equipment held for sale or lease is carried at its estimated net realizable value.




                                  F-7
                    FIDELITY LEASING INCOME FUND V, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Leases

The Fund's leasing operations consist primarily of operating leases whereby the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases plus deferred revenue recognized. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

The Fund does have direct financing leases, as well. Under the direct financing method, income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

Income Taxes

Federal and State income tax regulations provide that taxes on the income or benefits from losses of the Fund are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Statements of Cash Flows

For purposes of the statements of cash flows, the Fund considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Net Income per Equivalent Limited Partnership Unit

Net income per equivalent limited partnership unit is computed by dividing net income allocated to limited partners by the weighted average number of equivalent limited partnership units outstanding



                                    F-8
                    FIDELITY LEASING INCOME FUND V, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income per Equivalent Limited Partnership Unit (Continued)

during the year. The weighted average number of equivalent units outstanding during the year is computed based on the weighted average monthly limited partners' capital account balances, converted into equivalent units at $500 per unit.

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $307,000, $613,000 and $495,000 or $10.56,
$15.50 and $9.29 per unit to write down its rental equipment in 1995, 1994 and 1993, respectively.

Reclassification

Certain amounts on the 1994 and 1993 financial statements have been reclassified to conform to the presentation adopted in 1995.


3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

Cash distributions, if any, are made quarterly as follows: 99% to the Limited Partners and 1% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their Units, plus a 10% compounded Priority Return (an amount equal to 10% compounded annually on the portion of the purchase price not previously distributed); thereafter, 90% to the Limited Partners and 10% to the General Partner.

Net Losses are allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner is allocated Net Income equal to its cash distributions, but not less than 1% of Net Income, with the balance allocated to the Limited Partners.

Net Income (Losses) allocated to the Limited Partners are allocated to individual limited partners based on the ratio of the daily weighted average partner's net capital account balance (after deducting related commission expense) to the total daily weighted average of the Limited Partners' net capital account balances.

4.  EQUIPMENT LEASED

Equipment on lease consists primarily of computer peripheral equipment under operating leases. The majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 60 months.


                                    F-9
                    FIDELITY LEASING INCOME FUND V, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)


4.  EQUIPMENT LEASED (Continued)

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1995, 1994 and 1993, approximately $422,000, $763,000 and $495,000, respectively was charged to write-down of equipment to net realizable value. However, the General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years.

During the year ended December 31, 1995, the Fund acquired equipment and leased it under the direct financing method in accordance with SFAS No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

The net investment in direct financing leases as of December 31, 1995 is as follows:

        Net minimum lease payments to be received      $326,000
        Less unearned income                            (45,000)
        Add expected future residuals                      -
                                                       _________
                                                       $281,000
                                                       =========

The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                 Direct
                                Operating       Financing

          1996                  $3,036,215       $ 93,000
          1997                   1,004,583         93,000
          1998                     252,684         93,000
          1999                        -            47,000
                                __________       ________
                                $4,293,482       $326,000
                                ==========       ========


5.  RELATED PARTY TRANSACTIONS

The General Partner receives 6% or 3% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment,




                                    F-10

                    FIDELITY LEASING INCOME FUND V, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)


5.  RELATED PARTY TRANSACTIONS (Continued)

including acquisition fees. This management fee is paid quarterly only if and when the Limited Partners have received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 10% cumulative compounded Priority Return. Based on current estimates, it is not expected that the Fund will be required to pay the General Partner a sales fee.

Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner or its affiliates during the years ended December 31:

                                1995        1994         1993

Management fee                $338,489    	$498,446     $501,814
Reimbursable costs             237,303     237,342      304,689

Amounts due from related parties at December 31, 1995 and 1994 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

Amounts due to related parties at December 31, 1995 and 1994 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


6.  MAJOR CUSTOMERS

For the year ended December 31, 1995, three customers accounted for approximately 21%, 16% and 11% of the Fund's rental income. For the year ended December 31, 1994, four customers accounted for approximately 16%, 15%, 12% and 11% of the Fund's rental income. For the year ended December 31, 1993, one customer accounted for approximately 12% of the Fund's rental income and two customers accounted for approximately 11% each of the Fund's rental income.







                                     F-11

                    FIDELITY LEASING INCOME FUND V, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)


7.  CASH DISTRIBUTIONS

Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

Month of Distribution               1995          1994          1993
       February                  $2,730,949    $1,422,389    $1,520,943
       May                        2,168,996     1,370,215     2,316,534
       August                     1,354,750     1,369,740     2,887,982
       November                     506,295     1,367,899     1,422,390
                                 __________    __________    __________

                                 $6,760,990    $5,530,243    $8,147,849
                                 ==========    ==========    ==========

In addition, the General Partner declared a cash distribution of $240,000 in February 1996 for the three months ended December 31, 1995, to all admitted partners as of December 31, 1995.

































                               F-12