Form 10-Q
period 1996-03-31
FIDELITY LEASING INCOME FUND V LP
filed 1996-05-15
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-17658

                     Fidelity Leasing Income Fund V, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

             Delaware                                   23-2496362
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

7 E. Skippack Pike, Suite 275, Ambler, Pennsylvania     19002
_______________________________________________________________________________
       (Address of principal executive offices)                  (Zip code)

                                (215) 619-2800
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.

Yes  __X__  No _____



















                                Page 1 of 12
Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND V, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1996                     1995
                                         _____________            ____________

Cash and cash equivalents                  $4,049,051               $3,068,308

Accounts receivable                           209,294                  263,855

Interest receivable                               169                   10,366

Due from related parties                       43,701                  224,043

Equipment under operating leases
(net of accumulated depreciation
of $15,568,144 and $16,370,416,
respectively)                               3,467,463                4,235,949

Net investment in direct financing leases     263,553                  280,779

Equipment held for sale or lease               26,431                   13,322
                                           __________               __________
       Total assets                        $8,059,662               $8,096,622
                                           ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $  561,981               $  464,730

     Accounts payable and
      accrued expenses                        365,763                  241,637

     Due to related parties                     7,179                   12,170
                                           __________               __________
       Total liabilities                      934,923                  718,537

Partners' capital                           7,124,739                7,378,085
                                           __________               __________
       Total liabilities and
        partners' capital                  $8,059,662               $8,096,622
                                           ==========               ==========







The accompanying notes are an integral part of these financial statements.


                                       2


                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1996 and 1995

                                   (Unaudited)

                                                    1996              1995
                                                  ________          ________

Income:
     Rentals                                    $1,020,645        $1,469,476
     Earned income on direct financing leases        6,104            17,184
     Interest                                       31,396            65,793
     Gain on sale of equipment, net                 83,697           250,288
     Other                                             842             3,990
                                                __________        __________

                                                 1,142,684         1,806,731
                                                __________        __________

Expenses:
     Depreciation                                  659,062         1,179,424
     Write-down of equipment to net
      realizable value                              82,642              -
     General and administrative                     37,853            39,964
     General and administrative to related
      party                                         47,274            37,335
     Management fee to related party                61,939            88,147
                                                __________        __________

                                                   888,770         1,344,870
                                                __________        __________

Net income                                      $  253,914        $  461,861
                                                ==========        ==========

Net income per equivalent
  limited partnership unit                      $     9.75        $    13.49
                                                ==========        ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               25,806            32,631
                                                ==========        ==========














The accompanying notes are an integral part of these financial statements.


                                       3
                      FIDELITY LEASING INCOME FUND V, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1996

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1996          $3,321     78,970    $7,374,764   $7,378,085

Redemptions                          -       (2,833)     (267,260)    (267,260)

Cash distributions                (2,400)       -        (237,600)    (240,000)

Net income                         2,400        -         251,514      253,914
                                  ______     ______    __________   __________

Balance, March 31, 1996           $3,321     76,137    $7,121,418   $7,124,739
                                  ======     ======    ==========   ==========




































The accompanying notes are an integral part of these financial statements.



                                       4
                      FIDELITY LEASING INCOME FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                      1996          1995
                                                    ________      ________
Cash flows from operating activities:
     Net income                                   $  253,914    $  461,861
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    659,062     1,179,424
     Write-down of equipment to net
      realizable value                                82,642          -
     Proceeds from direct financing leases,
      net of earned income                            17,226        37,148
     Gain on sale of equipment, net                  (83,697)     (250,288)
     (Increase) decrease in accounts receivable       54,561      (109,761)
     (Increase) decrease in due from related parties 180,342        (2,412)
     Increase (decrease) in lease rents paid
      in advance                                      97,251       (13,497)
     Increase (decrease) in accounts payable and
      accrued expenses                               124,126      (110,782)
     Increase (decrease) in due to related parties    (4,991)       78,664
     Increase (decrease) in other, net                10,197        16,010
                                                  __________    __________
                                                   1,136,719       824,506
                                                  __________    __________

     Net cash provided by operating activities     1,390,633     1,286,367
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                          -            (6,297)
     Maturity of investment securities held
      to maturity                                      -           495,991
     Proceeds from sale of equipment                  97,370       508,194
                                                  __________    __________

     Net cash provided by investing activities        97,370       997,888
                                                  __________    __________

Cash flows from financing activities:
     Distributions                                  (240,000)   (2,730,948)
     Redemptions of capital                         (267,260)      (69,892)
                                                  __________    __________

     Net cash used in financing activities          (507,260)   (2,800,840)
                                                  __________    __________

     Increase (decrease) in cash and cash
      equivalents                                    980,743      (516,585)

     Cash and cash equivalents, beginning
      of period                                    3,068,308     4,776,517
                                                  __________    __________

     Cash and cash equivalents, end of period     $4,049,051    $4,259,932
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.
                                      5
                      FIDELITY LEASING INCOME FUND V, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1996

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

1.  ORGANIZATION

    In February 1996, the name of the General Partner was changed from Fidelity Leasing Corporation to F.L. Partnership Management, Inc.

2.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 52 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to deter-mine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $82,642 and $-0- was charged to write-down of equipment to net realizable value for the three months ended March 31, 1996 and 1995, respectively. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of March 31, 1996 is as follows:

          Net minimum lease payments to be received       $303,286
          Less unearned income                             (39,733)
          Add expected future residuals                       -
                                                          ________
                                                          $263,553
                                                          ========

                      FIDELITY LEASING INCOME FUND V, L.P.

2.  EQUIPMENT LEASED (CONTINUED)

    The future approximate minimum rentals to be received on noncancellable operating leases as of March 31, 1996 are as follows:

                                                             Direct
            Years Ending December 31       Operating        Financing
            ________________________       _________        _________

                      1996                $1,788,000         $70,000
                      1997                 1,098,000          93 000
                      1998                   370,000          93,000
                      1999                     -              47,000
                                          __________        ________
                                          $3,256,000        $303,000
                                          ==========        ========

3.  RELATED PARTY TRANSACTIONS

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

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31:

                                               1996                 1995
                                             ________             ________

          Management fee                      $61,939              $88,147
          Reimbursable costs                   47,274               37,335

    Amounts due from related parties at March 31, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1996 and December 31, 1995 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                       FIDELITY LEASING INCOME FUND V, L.P.

                     NOTES TO FINANCIAL STATEMENTS (Continued)


4.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $240,000 in May 1996 for the three months ended March 31, 1996, to all admitted partners as of March 31, 1996.

                      FIDELITY LEASING INCOME FUND V, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $1,142,684 and $1,806,731 for the three months ended March 31, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 89% and 81% of total revenues for the first quarter of 1996 and 1995, respec-tively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1996, rental income decreased by approximately $763,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $314,000 of rents generated from equipment purchased since the first quarter of 1995. Additionally, the Fund recognized a net gain on sale of equipment of $83,697 for the quarter ended March 31, 1996 as compared to $250,288 for the quarter ended March 31, 1995, which also contributed to the decrease in revenues in 1996. Furthermore, the decrease in interest income resulting from lower cash balances available for investment helped create the decrease in total revenues in 1996.

    Expenses were $888,770 and $1,344,870 during the three months ended March 31, 1996 and 1995, respectively. Depreciation expense comprised 74% and 88% of total expenses during the first quarter of 1996 and 1995, respectively. The decrease in expenses between 1996 and 1995 is primarily attributable to a decrease in depreciation expense because of equipment which came off lease and was terminated or sold since March of 1995. During the first quarter of 1996, management fee to related party decreased proportionate to the decrease in rental income which also contributed to the decrease in total expenses in 1996. The overall decrease in expenses was reduced by an increase in write-down of equipment to net realizable value. Based upon the review of the recoverability of the undepreciated cost of rental equipment, $82,642 was charged to operations to write down equipment to its estimated net realizable value for the three months ended March 31, 1996 as compared to $-0- for the three months ended March 31, 1995. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    For the three months ended March 31, 1996 and 1995, the Fund's net income was $253,914 and $461,861, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $9.75 and $13.49 based on a weighted average number of equivalent limited partnership units outstanding of 25,806 and 32,631 for the quarter ended March 31, 1996 and 1995, respectively.

    The Fund generated funds from operations of $911,921 and $1,390,997, for the purpose of determining cash available for distribution and distributed $240,000 and $2,168,995 to partners for the first quarter of 1996 and 1995, respectively. The distribution for the three months ended March 31, 1995 includes $777,998 of sales proceeds and cash available from prior quarters which had not been distributed previously.

                      FIDELITY LEASING INCOME FUND V, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer peripheral equipment, with cash available from operations which was not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND V, L.P.

                                 March 31, 1996

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  None

          b) Reports on Form 8-K:  None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND V, L.P.




            5-14-96     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-14-96     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)