Form 10-Q
period 1996-06-30
FIDELITY LEASING INCOME FUND V LP
filed 1996-08-14
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

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

                        FIDELITY LEASING INCOME FUND V, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1996                     1995
                                         _____________            ____________

Cash and cash equivalents                 $3,037,261               $3,068,308

Accounts receivable                          260,170                  263,855

Interest receivable                           41,826                   10,366

Due from related parties                      73,174                  224,043

Equipment under operating leases
(net of accumulated depreciation
of $10,815,653 and $16,370,416,
respectively)                              4,160,210                4,235,949

Net investment in direct financing leases    245,930                  280,779

Equipment held for sale or lease              44,741                   13,322
                                          __________               __________
       Total assets                       $7,863,312               $8,096,622
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  501,321               $  464,730

     Accounts payable and
      accrued expenses                       140,062                  241,637

     Due to related parties                      426                   12,170
                                          __________               __________
       Total liabilities                     641,809                  718,537

Partners' capital                          7,221,503                7,378,085
                                          __________               __________
       Total liabilities and
        partners' capital                 $7,863,312               $8,096,622
                                          ==========               ==========







The accompanying notes are an integral part of these financial statements.


                                       2


                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                 1996          1995      1996         1995
                                 ____          ____      ____         ____

Income:
     Rentals                   $  958,732  $1,387,368  $1,979,377  $2,856,844
     Earned income on direct
      financing leases              5,707      16,374      11,811      33,558
     Interest                      61,327      57,012      92,723     122,805
     Gain on sale of equipment,
      net                         155,599      29,569     239,296     279,857
     Other                          2,781      40,504       3,623      44,494
                               __________  ___________  _________  __________

                                1,184,146   1,530,827   2,326,830   3,337,558
                               __________  ___________  _________  __________

Expenses:
     Depreciation and
      amortization                602,989   1,007,455   1,262,051   2,136,879
     Write-down of equipment to
      net realizable value         94,145      58,770     176,787     108,770
     General and administrative 38,401 35,679 76,254 75,643 General and administrative
      to related party             53,624      49,720     100,898      87,055
     Management fee to
      related party                58,223      83,221     120,162     171,368
                               __________  __________  __________  __________

                                  847,382   1,234,845   1,736,152   2,579,715
                               __________  __________  __________  __________

Net income                     $  336,764  $  295,982  $  590,678  $  757,843
                               ==========  ==========  ==========  ==========

Net income per equivalent
  limited partnership unit     $    13.05  $     9.87  $    22.79  $    23.60
                               ==========  ==========  ==========  ==========

Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                25,619      28,616      25,712      30,624
                               ==========  ==========  ==========  ==========






The accompanying notes are an integral part of these financial statements.





                                       3
                      FIDELITY LEASING INCOME FUND V, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1996

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1996          $3,321     78,970    $7,374,764   $7,378,085

Redemptions                         -        (2,833)     (267,260)    (267,260)

Cash distributions                (4,800)      -         (475,200)    (480,000)

Net income                         4,800       -          585,878      590,678
                                  ______     ______    __________   __________

Balance, June 30, 1996            $3,321     76,137    $7,218,182   $7,221,503
                                  ======     ======    ==========   ==========




































The accompanying notes are an integral part of these financial statements.



                                       4
                      FIDELITY LEASING INCOME FUND V, L.P.

                            STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1996 and 1995
                                  (Unaudited)
                                                      1996          1995
                                                    ________      ________
Cash flows from operating activities:
     Net income                                   $  590,678     $  757,843
                                                  __________     __________
     Adjustments to reconcile net income
      to net cash provided by operating activities:
     Depreciation and amortization                 1,262,051      2,136,879
     Write-down of equipment to net
      realizable value                               176,787        108,770
     Proceeds from direct financing leases,
      net of earned income                            34,849         73,150
     Gain on sale of equipment, net                 (239,296)      (279,857)
     (Increase) decrease in accounts receivable        3,685         63,465
     (Increase) decrease in interest receivable      (31,460)         8,183
     (Increase) decrease in due from related parties 150,869         28,541
     Increase (decrease) in lease rents paid
      in advance                                      36,591        513,357
     Increase (decrease) in accounts payable-
      equipment                                         -         1,046,947
     Increase (decrease) in accounts payable and
      accrued expenses                              (101,575)      (138,172)
     Increase (decrease) in due to related parties   (11,744)       130,111
                                                   _________     __________
                                                   1,280,757      3,691,374
                                                  __________     __________

     Net cash provided by operating activities     1,871,435      4,449,217
                                                  __________     __________

Cash flows from investing activities:
     Acquisition of equipment                     (1,613,582)    (1,425,908)
     Maturity of investment securities held
      to maturity                                       -           495,991
     Proceeds from sale of equipment                 458,360        894,118
                                                  __________     __________

     Net cash used in investing activities        (1,155,222)       (35,799)
                                                  __________     __________

Cash flows from financing activities:
     Redemptions of capital                         (267,260)       (74,380)
     Distributions                                  (480,000)    (4,899,943)
                                                  __________     __________

     Net cash used in financing activities          (747,260)    (4,974,323)
                                                  __________     __________

     Decrease in cash and cash equivalents           (31,047)      (560,905)

     Cash and cash equivalents, beginning
      of period                                    3,068,308      4,776,517
                                                  __________     __________

     Cash and cash equivalents, end of period     $3,037,261     $4,215,612
                                                  ==========     ==========
The accompanying notes are an integral part of these financial statements.

                                      5
                      FIDELITY LEASING INCOME FUND V, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1996

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 52 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to deter-mine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $176,787 and $108,770 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of June 30, 1996 is as follows:

          Net minimum lease payments to be received       $280,000
          Less unearned income                              34,000
          Add expected future residuals                       -
                                                          ________
                                                          $246,000
                                                          ========









                                       6
                      FIDELITY LEASING INCOME FUND V, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (CONTINUED)

    The future approximate minimum rentals to be received on noncancellable operating leases as of June 30, 1996 are as follows:

                                                             Direct
            Years Ending December 31       Operating        Financing
            ________________________       _________        _________

                      1996                $1,349,000         $ 47,000
                      1997                 1,759,000           93,000
                      1998                   611,000           93,000
                      1999                     -               47,000
                                          __________         ________
                                          $3,719,000         $280,000
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

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and six months ended June 30:

                                Three Months Ended       Six Months Ended
                                      June 30                June 30
                                1996          1995       1996        1995
                                ____          ____       ____        ____

          Management fee       $58,223      $83,221    $120,162    $171,368
          Reimbursable costs    53,624       49,720     100,898      87,055

    Amounts due from related parties at June 30, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at June 30, 1996 and December 31, 1995 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                       FIDELITY LEASING INCOME FUND V, L.P.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $240,000 in August 1996 for the three months ended June 30, 1996, to all admitted partners as of June 30, 1996.

                      FIDELITY LEASING INCOME FUND V, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $1,184,146 and $1,530,827 for the three months ended June 30, 1996 and 1995, respectively and $2,326,830 and $3,337,558 for the six months ended June 30, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 81% and 91% of total revenues for the second quarter of 1996 and 1995, respectively and 85% and 86% of total revenues for the six months ended June 30, 1996 and 1995, respectively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1996, rental income decreased by approximately $1,362,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $485,000 of rents generated from equipment purchased since the second quarter of 1995 as well as rental income recognized on 1995 equipment purchases for which a full six months was earned in 1996 but only a portion of the six months was earned in 1995. The Fund recognized a net gain on sale of equipment of $239,296 for the six months ended June 30, 1996 as compared to $279,857 for the six months ended June 30, 1995 which also contributed to the decrease in total revenues in 1996. Furthermore, the decrease in interest income resulting from lower cash balances available for investment helped create the decrease in total revenues for the six months ended June 30, 1996 as compared to 1995.

    Expenses were $847,382 and $1,234,845 during the three months ended June 30, 1996 and 1995, respectively and $1,736,152 and $2,579,715 during the six months ended June 30, 1996 and 1995, respectively. Depreciation expense comprised 71% and 82% of total expenses during the second quarter of 1996 and 1995, respectively and 73% and 83% of total expenses during the first six months of 1996 and 1995, respectively. The decrease in expenses between 1996 and 1995 is primarily attributable to a decrease in depreciation expense because of equipment which came off lease and was terminated or sold since June of 1995. During 1996, management fee to related party decreased proportionate to the decrease in rental income which also accounts for the decrease in total expenses. The overall decrease in expenses was reduced by an increase in write-down of equipment to net realizable value. Based upon the review of the recoverability of the undepreciated cost of rental equipment, $176,787 was charged to operations to write down equipment to its estimated net realizable value for the six months ended June 30, 1996 as compared to $108,770 for the six months ended June 30, 1995. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    For the three months ended June 30, 1996 and 1995, the Fund had net income of $336,764 and $295,982, respectively. For the six months ended June 30, 1996 and 1995, the Fund had net income of $590,678 and $757,843, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $13.05 and $9.87 based on a weighted average number of equivalent limited partnership units outstanding of 25,619 and 28,616 for the quarter ended June 30, 1996 and 1995, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $22.79 and $23.60 based on a weighted average number of equivalent limited partnership units outstanding of 25,712 and 30,624 for the six months ended June 30, 1996 and 1995, respectively.

                      FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated funds from operations of $878,299 and $1,332,638, for the purpose of determining cash available for distribution and distributed $240,000 and $1,354,749 to partners in August 1996 and 1995, respectively.
For the six months ended June 30, 1996 and 1995, the Fund generated funds from operations of $1,790,220 and $2,723,635 and distributed $240,000 and $2,168,995 to partners during the six months ended June 30, 1996 and 1995, respectively and $240,000 and $1,354,749 in August 1996 and 1995, respectively.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer peripheral equipment, with cash available from operations and sales proceeds which were not distributed to partners in prior periods. The Fund purchased $1,613,582 and $1,425,908 of equipment during the six months ended June 30, 1996 and 1995, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND V, L.P.

                                 June 30, 1996

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

               FIDELITY LEASING INCOME FUND V, L.P.




            8-13-96     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-13-96     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND V, L.P.




                        By:
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





                        By:
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

































                                         12