Form 10-Q
period 1996-09-30
FIDELITY LEASING INCOME FUND V LP
filed 1996-11-14
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-17658

                        Fidelity Leasing Income Fund V, L.P.
_______________________________________________________________________________
              (Exact name of registrant as specified in its charter)

                Delaware                          23-2496362
_______________________________________________________________________________
        (State of organization)        (I.R.S. Employer Identification)

               Seven East Skippack Pike, Ambler, PA     19002
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

                        FIDELITY LEASING INCOME FUND V, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)               (Audited)
                                         September 30,             December 31,
                                             1996                      1995
                                         _____________            _____________

Cash and cash equivalents                 $2,490,246                $3,068,308

Accounts receivable                          172,148                   263,855

Interest receivable                           41,826                    10,366

Due from related parties                     267,724                   224,043

Equipment under operating leases
(net of accumulated depreciation
of $8,246,274 and $16,370,416,
respectively)                              4,635,611                 4,235,949

Net investment in direct financing leases    227,903                   280,779

Equipment held for sale or lease              11,946                    13,322
                                          __________                __________

       Total assets                       $7,847,404                $8,096,622
                                          ==========                ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  444,975                $  464,730

     Accounts payable and
      accrued expenses                       114,495                   241,637

     Due to related parties                     -                       12,170
                                          __________                __________

       Total liabilities                     559,470                   718,537

Partners' capital                          7,287,934                 7,378,085
                                          __________                __________
           Total liabilities and
            partners' capital             $7,847,404                $8,096,622
                                          ==========                ==========




     The accompanying notes are an integral part of these financial statements.





                                         2
                        FIDELITY LEASING INCOME FUND V, L.P.

                              STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                    1996         1995       1996         1995
                                    ____         ____       ____         ____

Income:
     Rentals                     $  864,394  $1,382,282  $2,843,772  $4,239,127
     Earned income on direct
      financing leases                5,302      24,944      17,113      58,502
     Interest                        24,698      53,801     117,421     176,606
     Gain on sale of equipment,
      net                           193,637     743,166     432,934   1,023,022
     Other                           57,538         574      61,162      45,068
                                 __________  __________  __________  __________

                                  1,145,569   2,204,767   3,472,402   5,542,325
                                 __________  __________  __________  __________

Expenses:
     Depreciation                   569,860     878,741   1,831,911   3,015,620
     Write-down of equipment to
      net realizable value          109,044       6,161     285,831     114,931
     General and administrative      63,411       6,251     139,665      81,894
     General and administrative to
      related party                  44,261      24,268     145,159     111,323
     Management fee to related
      party                          52,564      94,487     172,726     265,855
                                 __________  __________  __________  __________

                                    839,140   1,009,908   2,575,292   3,589,623
                                 __________  __________  __________  __________

Net income                       $  306,429  $1,194,859  $  897,110  $1,952,702
                                 ==========  ==========  ==========  ==========

Net income per equivalent
  limited partnership unit       $    11.89  $    43.73  $    34.67  $    64.86
                                 ==========  ==========  ==========  ==========

Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                  25,570      27,205      25,665      29,484
                                 ==========  ==========  ==========  ==========









     The accompanying notes are an integral part of these financial statements.


                                          3

                        FIDELITY LEASING INCOME FUND V, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1996

                                    (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1996         $ 3,321     78,970   $7,374,764    $7,378,085

Redemptions                         -        (2,833)    (267,261)     (267,261)

Cash distributions                (7,200)      -        (712,800)     (720,000)

Net income                         7,200       -         889,910       897,110
                                 _______     ______  ___________   ___________

Balance, September 30, 1996      $ 3,321     76,137   $7,284,613    $7,287,934
                                 =======     ======   ==========    ==========




































     The accompanying notes are an integral part of these financial statements.



                                         4
                        FIDELITY LEASING INCOME FUND V, L.P.
                              STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1996 and 1995
                                     (Unaudited)
                                                      1996          1995
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  897,110    $1,952,702
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating activities:
     Depreciation                                  1,831,911     3,015,620
     Write down of equipment to
      net realizable value                           285,831       114,931
     Proceeds from direct financing leases,
      net of earned income                            52,876       485,033
     Gain on sale of equipment, net                 (432,934)   (1,023,022)
     (Increase) decrease in accounts receivable       91,707       129,148
     (Increase) decrease in interest receivable      (31,460)         -
     (Increase) decrease in due from
      related parties                                (43,681)       25,304
     Increase (decrease) in lease rents paid
      in advance                                     (19,755)      169,735
     Increase (decrease) in accounts payable -
      equipment                                         -          532,667
     Increase (decrease) in accounts payable and
      accrued expenses                              (127,142)      (12,282)
     Increase (decrease) in other, net               (12,170)       40,134
                                                  __________    __________
                                                   1,595,183     3,477,268
                                                  __________    __________
     Net cash provided by operating activities     2,492,293     5,429,970
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                     (3,053,333)   (2,641,328)
     Maturity of investment securities held
      to maturity                                       -          495,991
     Proceeds from sale of equipment                 970,239     2,308,153
                                                  __________    __________

     Net cash provided by (used in)
      investing activities                        (2,083,094)      162,816
                                                  __________    __________

Cash flows from financing activities:
     Redemptions of capital                         (267,261)      (76,387)
     Distributions                                  (720,000)   (6,254,693)
                                                  __________    __________

     Net cash used in financing activities          (987,261)   (6,331,080)
                                                  __________    __________

     Decrease in cash and cash equivalents          (578,062)     (738,294)

     Cash and cash equivalents, beginning
      of period                                    3,068,308     4,776,517
                                                  __________    __________

     Cash and cash equivalents, end of period     $2,490,246    $4,038,223
                                                  ==========    ==========
     The accompanying notes are an integral part of these financial statements.

                                         5
                        FIDELITY LEASING INCOME FUND V, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1996

                                     (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1995 financial statements have been reclassified to conform to the presentation in 1996.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $285,831 and $114,931 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1996 is as follows:

          Net minimum lease payments to be received        $257,000
          Less unearned income                               29,000
          Add expected future residuals                        -
                                                           ________

                                                           $228,000
                                                           ========







                                         6
                        FIDELITY LEASING INCOME FUND V, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases as of September 30, 1996 are as follows:

                                                             Direct
            Years Ending December 31       Operating        Financing
            ________________________       _________        _________

                      1996                $  805,000         $ 24,000
                      1997                 2,162,000           93,000
                      1998                 1,040,000           93,000
                      1999                   234,000           47,000
                                          __________         ________
                                          $4,241,000         $257,000
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

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended Sep-tember 30:

                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                              1996          1995             1996        1995
                              ____          ____             ____        ____

      Management fee        $52,564       $94,487          172,726    $265,855
      Reimbursable costs     44,261        24,268          145,159     111,323

    Amounts due from related parties at September 30, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    The amount due to related parties at December 31, 1995 represents monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.




                                   7
                        FIDELITY LEASING INCOME FUND V, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $240,000 in November 1996 for the three months ended September 30, 1996, to all admitted partners as of September 30, 1996.

                        FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $1,145,569 and $2,204,767 for the three months ended September 30, 1996 and 1995, respectively, and $3,472,402 and $5,542,325 for the nine months ended September 30, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 75% and 63% of total revenues for the third quarter of 1996 and 1995, respectively and 82% and 76% of total revenues for the nine months ended September 30, 1996 and 1995, respectively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1996, rental income decreased by approximately $1,968,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $573,000 of rents generated from equipment purchased since the third quarter of 1995 as well as rental income earned on 1995 equipment purchases for which a full nine months was earned in 1996 but only a portion of the nine months was earned in 1995. Additionally, the Fund recognized a net gain on sale of equipment of $432,934 for the nine months ended September 30, 1996 compared to $1,023,022 for the nine months ended September 30, 1995 which also accounts for the decrease in total revenues in 1996. Furthermore, interest income decreased in 1996 because of lower cash balances available for investment during 1996 as compared to 1995.

    Expenses were $839,140 and $1,009,908 for the three months ended Septem-ber 30, 1996 and 1995, respectively and $2,575,292 and $3,589,623 for the nine months ended September 30, 1996 and 1995, respectively. Depreciation expense comprised 68% and 87% of total expenses during the third quarter of 1996 and 1995, respectively and 71% and 84% of total expenses during the first nine months of 1996 and 1995, respectively. The decrease in expenses between 1996 and 1995 is primarily attributable to a decrease in depreciation expense because of equipment which came off lease and was terminated or sold. Addi-tionally, during 1996, management fee to related party decreased proportion-ately to the decrease in rental income which also accounts for the decrease in total expenses. The overall decrease in expenses was reduced by an increase in the write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $285,831 was charged to operations to write down equipment to its estimated net realizable value for the nine months ended September 30, 1996 as compared to $114,931 for the nine months ended September 30, 1995. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    For the three months ended September 30, 1996 and 1995, the Fund had net income of $306,429 and $1,194,859, respectively. For the nine months ended September 30, 1996 and 1995, the Fund had net income of $897,110 and $1,952,702, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $11.89 and $43.73 based on a weighted average number of equivalent limited partnership units outstanding of 25,570 and 27,205 for the quarter ended September 30, 1996 and 1995, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $34.67 and $64.86 based on a weighted average number of equivalent limited partnership units outstand-ing of 25,665 and 29,484 for the nine months ended September 30, 1996 and 1995, respectively.

                        FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

    The Fund generated funds from operations of $791,696 and $1,336,595, for the purpose of determining cash available for distribution and distributed $240,000 and $506,295 to partners in November 1996 and 1995, respectively.
For the nine months ended September 30, 1996 and 1995, the Fund generated funds from operations of $2,581,918 and $4,060,231 and distributed $480,000 and $3,523,744 to partners during the nine months ended September 30, 1996 and 1995, respectively and $240,000 and $506,295 in November 1996 and 1995, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer peripheral equipment, with cash available from operations and sales proceeds which were not distributed to partners. The Fund purchased $3,053,333 and $2,641,328 of equipment during the nine months ended September 30, 1996 and 1995, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                        FIDELITY LEASING INCOME FUND V, L.P.

                                 September 30, 1996

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

               FIDELITY LEASING INCOME FUND V, L.P.




        11-12-96      By:  Freddie M. Kotek
        ________           _____________________________
        Date               Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




        11-12-96      By:  Marianne T. Schuster
        ________           _____________________________
        Date               Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                        FIDELITY LEASING INCOME FUND V, L.P.




          _______          _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          _______          _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)




































                                         12