Form 10-K
period 1996-12-31
FIDELITY LEASING INCOME FUND V LP
filed 1997-03-31
CIK 830660

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the year ended December 31, 1996

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

The number of outstanding limited partnership units of the Registrant at December 31, 1996 is 76,137.

There is no public market for these securities.

The index of Exhibits is located on page 10.

                                   1




PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund V, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1988 and acquires equipment, primarily computer peripheral equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations as well as networking equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund will not borrow funds to purchase equipment.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1996, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

                                    2


Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1996, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                               Purchase Price       Percentage of
Type of Equipment Acquired      of Equipment       Total Equipment

Communication Controllers         $ 1,918,835            14.99%
Disk Storage Systems                3,410,191            26.65
Network Communications                655,433             5.12
Personal Computers, Terminals
  and Display Stations              5,386,937            42.10
Printers                              515,822             4.03
Tape Storage Systems                  106,322              .83
Other                                 803,285             6.28
                                  ___________           ______
Totals                            $12,796,825           100.00%
                                  ===========           ======


                      Breakdown of Equipment Usage
                      By Industrial Classification


                                  Purchase Price      Percentage of
Type of Business                   of Equipment      Total Equipment

Computers/Data Processing          $ 1,248,912             9.76%
Diversified Financial/Banking/
  Insurance                          3,380,342            26.42
Manufacturing/Refining               3,513,720            27.46
Publishing/Printing                     21,012              .16
Retailing/Consumer Goods               825,665             6.45
Telephone/Telecommunications         3,413,660            26.68
Broadcasting/Entertainment             393,514             3.07
                                   ___________           ______
Totals                             $12,796,825           100.00%
                                   ===========           ======

Average Initial Term of Leases (in months): 32

     All of the above equipment is currently leased under operating leases.


Item 3.  LEGAL PROCEEDINGS

     Not applicable.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                 3
                                   PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

     (b)  Number of Equity Security Holders:

                                                 Number of Partners
               Title of Class                  as of December 31, 1996

               Limited Partnership Interests          2,558

               General Partnership Interest               1


Item 6.  SELECTED FINANCIAL DATA

                                   For the Years Ended December 31,

                       1996         1995        1994         1993         1992
Total Income         $4,269,938   $6,821,697   $9,380,728   $8,847,285  $10,732,480
Net Income              878,737    1,884,603    1,532,102      500,268    1,610,088
Distributions to
 Partners               960,000    6,760,990    5,530,243    8,147,849    6,103,127
Net Income per
 Equivalent Limited
 Partnership Unit         33.97        63.35        37.01         7.88        22.84
Weighted Average
 Number of Equivalent
 Limited Partnership
 Units Outstanding
 During the Year         25,610       29,077       39,545       53,295       67,837

                                              December 31,

                        1996        1995        1994         1993         1992
Total Assets         $7,569,806  $ 8,096,622  $12,968,181  $17,642,200  $26,840,514
Equipment under
 Operating Leases
 and Equipment Held for
 Sale or Lease (Net)  3,909,025    4,249,271    6,568,961   12,939,283   17,507,267
Net Investment in
 Direct Financing
 Leases                 209,459      280,779      782,651      914,701         -
Limited Partnership
 Units                   76,137       78,970       79,679       83,010       88,198
Limited Partners          2,558        2,604        2,628        2,686        2,815

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $4,269,938, $6,821,697 and $9,380,728 for the years ended December 31, 1996, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 86%, 80% and 89% of total income in 1996, 1995 and 1994, respectively. The decrease in total revenues in 1996 and 1995 is primarily attributable to the decrease in rental income. In 1996, rental income decreased by approximately $2,915,000 due to renewals of leases at lower rates and lease terminations or sales of equipment. This decrease, however, was mitigated by an increase of approximately $1,145,000 of rental income generated from equipment purchases made in 1996, as well as, rental income realized on 1995 equipment purchases for which a full year of rent was earned in 1996 and only a partial year was earned in 1995. In 1995, rental income decreased by approximately $3,848,000 due to renewals of leases at lower rates and lease terminations or sales of equipment. This decrease, however, was reduced by the increase of approximately $977,000 because of rental income generated from equipment purchased in 1995, as well as, rental income realized on 1994 equipment purchases for which a full year of rent was earned in 1995 and only a partial year was earned in 1994. In addition, interest income decreased in 1996 because of lower interest rates earned on invested cash in 1996. In 1995, interest income increased due to higher interest rates earned on invested cash by the Fund. The Fund recognized a net gain on sale of equipment of $403,111, $1,041,128 and $784,895 for the years ended December 31, 1996, 1995 and 1994, respectively which also accounts for the decrease in total revenues in 1996 and reduced the overall decrease in revenues in 1995.

     Expenses were $3,391,201, $4,937,094 and $7,848,626 for the years ended December 31, 1996, 1995 and 1994, respectively. Depreciation expense comprised 71%, 77% and 78% of total expenses in 1996, 1995 and 1994, respectively. The decrease in expenses during 1996 and 1995 was directly related to the decrease in depreciation expense because of equipment which came off lease and was terminated or sold. Additionally, management fee to related party decreased in proportion to the decrease in rental income which also accounts for the decrease in overall expenses in 1996 and 1995. The Fund recorded a write-down of equipment to net realizable value of approximately $382,000, $422,000 and $763,000 during 1996, 1995 and 1994, respectively.
Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

     The Fund's net income was $878,737, $1,884,603 and $1,532,102 for the years ended December 31, 1996, 1995 and 1994, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $33.97, $63.35 and $37.01 for the years ended December 31, 1996, 1995 and 1994, respectively. The weighted average number of equivalent limited partnership units outstanding were 25,610, 29,077 and 39,545 for 1996, 1995 and 1994, respectively.

     The Fund generated funds from operations of $3,275,285, $5,071,673 and $7,595,581 for the purpose of determining cash available for distribution and declared distributions of $870,000, $4,270,041 and $6,838,803 to partners for the years ended December 31, 1996, 1995 and 1994, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1995, the General Partner revised its policy regarding cash distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase computer equipment for lease with cash available from operations and sales proceeds which are not distributed to partners. During the years ended December 31, 1996, 1995 and 1994, the Fund purchased $3,075,481, $3,237,087 and $1,358,457, respectively, of equipment.

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

                             PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In February 1996, the Board of Directors resolved to change the name of the General Partner from Fidelity Leasing Corporation to F.L. Partnership Management, Inc. (FLPMI). F.L. Partnership Management, Inc. is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc.
The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 40, Chairman of the Board of Directors, President and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. First Vice President of Royal Alliance Associates from 1991 to 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 47, Director and Secretary of FLPMI since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 34, Director of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992.
     Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     Others:

     STEPHEN P. CASO, age 41, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 38, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 29, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since
     1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1996:

     Name of Individual or      Capacities in
     Number in Group            Which Served      Compensation

     F.L. Partnership
     Management, Inc.          General Partner     $222,867(1)
                                                    ========
     (1) This amount does not include the General Partner's share of cash distributions made to all partners.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) As of December 31, 1996, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1988, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of F.L. Partnership Management, Inc. nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% cumulative compounded Priority Return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distribu-tions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1996, the Fund was charged $222,867 of management fees by the General Partner. The General Partner will continue to receive 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with initial lease terms in excess of 42 months for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.
This management fee is paid quarterly only if and when the Limited Partners have received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.




                                 8
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          (Continued)

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% cumulative compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1996, the General Partner received $9,600 of cash distributions.

     The Fund incurred $211,769 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1996.















































                                 9
                                PART IV

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


















                                 10



                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  FIDELITY LEASING INCOME FUND V, L.P.
                  A Delaware limited partnership

                  By:  F.L. PARTNERSHIP MANAGEMENT, INC.

                       Freddie M. Kotek
                  By:  ___________________________
                       Freddie M. Kotek, Chairman
                       and President

Dated March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:

Signature                  Title                               Date

Freddie M. Kotek
_________________________  Chairman of the Board of Directors  3-26-97
Freddie M. Kotek           and President of F.L. Partnership
                           Management, Inc. (Principal Executive
                           Officer)



Michael L. Staines
_________________________  Director of F.L. Partnership        3-26-97
Michael L. Staines         Management, Inc.



Marianne T. Schuster
__________________________ Vice President and Controller       3-26-97
Marianne T. Schuster       of F.L. Partnership Management,
                           Inc. (Principal Financial Officer)















                                 11


               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                          Pages

Report of Independent Certified Public Accountants        F-2

Balance Sheets as of December 31, 1996 and 1995           F-3

Statements of Operations for the years ended              F-4
     December 31, 1996, 1995 and 1994

Statements of Partners' Capital for the years             F-5
     ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the years ended              F-6
     December 31, 1996, 1995 and 1994

Notes to Financial Statements                             F-7 - F-12














All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

























                                  F-1


Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund V, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund V, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ending December 31, 1996. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund V, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




Grant Thornton, LLP
Philadelphia, Pennsylvania
February 10, 1997



















                                 F-2


                     FIDELITY LEASING INCOME FUND V, L.P.

                                BALANCE SHEETS

                                     ASSETS
                                                          December 31,

                                                     1996             1995
Cash and cash equivalents                         $3,234,408       $3,068,308

Accounts receivable                                  203,287          263,855

Interest receivable                                     -              10,366

Due from related parties                              13,627          224,043

Equipment under operating leases
(net of accumulated depreciation
 of $8,893,982 and $16,370,416,
 respectively)                                     3,902,843        4,235,949

Net investment in direct
 financing leases                                    209,459          280,779

Equipment held for sale or lease                       6,182           13,322
                                                  __________       __________

        Total assets                              $7,569,806       $8,096,622
                                                  ==========       ==========


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

      Lease rents paid in advance                 $  404,342       $  464,730

      Accounts payable - equipment                    19,800            -

      Accounts payable and
       accrued expenses                               79,416          224,761

      Due to related parties                          36,685           29,046
                                                  __________       __________

        Total liabilities                            540,243          718,537

Partners' capital                                  7,029,563        7,378,085
                                                  __________       __________

         Total liabilities and
          partners' capital                       $7,569,806       $8,096,622
                                                  ==========       ==========












 The accompanying notes are an integral part of these financial statements.


                                  F-3
                     FIDELITY LEASING INCOME FUND V, L.P.

                            STATEMENTS OF OPERATIONS



                                                For the years ended December 31,

                                               1996           1995           1994
Income:
  Rentals                                     $3,667,788      $5,438,038     $8,308,854
  Earned income on direct
   financing leases                               21,999          64,993         76,476
  Interest                                       112,518         236,762        180,500
  Gain on sale of equipment, net                 403,111       1,041,128        784,895
  Other                                           64,522          40,776         30,003
                                              __________      __________     __________

                                               4,269,938       6,821,697      9,380,728
                                              __________      __________     __________

Expenses:
  Depreciation                                 2,417,385       3,806,321      6,085,616
  Write-down of equipment to net
   realizable value                              382,274         421,877        762,758
  General and administrative	                     156,468         116,225        264,464
  General and administrative to related party    211,769         254,182        237,342
  Management fee to related party                223,305         338,489        498,446
                                              __________      __________     __________

                                               3,391,201       4,937,094      7,848,626
                                              __________      __________     __________


Net income                                    $  878,737      $1,884,603     $1,532,102
                                              ==========      ==========     ==========

Net income per equivalent
 limited partnership unit                     $    33.97      $    63.35     $    37.01
                                              ==========      ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year                25,610          29,077         39,545
                                              ==========      ==========     ==========





   The accompanying notes are an integral part of these financial statements.







                              F-4

                             FIDELITY LEASING INCOME FUND V, L.P.

                                STATEMENTS OF PARTNERS' CAPITAL
                      For the years ended December 31, 1996, 1995 and 1994


                                    General        Limited Partners
                                    Partner       Units        Amount         Total
                                    _______       ___________________         _____

Balance, January 1, 1994             $15,145    83,010    $16,930,336     $16,945,481

Redemptions                             -       (3,331)      (611,379)       (611,379)

Cash distributions                   (55,302)      -       (5,474,941)     (5,530,243)

Net income                            68,387       -        1,463,715       1,532,102
                                     _______     ______   ___________     ___________

Balance, December 31, 1994            28,230    79,679     12,307,731      12,335,961

Redemptions                             -         (709)       (81,489)        (81,489)

Cash distributions                   (67,609)      -       (6,693,381)     (6,760,990)

Net income                            42,700       -        1,841,903       1,884,603
                                     _______     ______   ___________     ___________

Balance, December 31, 1995             3,321     78,970     7,374,764       7,378,085

Redemptions                             -        (2,833)     (267,259)       (267,259)

Cash distributions                    (9,600)      -         (950,400)       (960,000)

Net income                             8,700       -          870,037         878,737
                                     _______     ______   ___________     ___________

Balance, December 31, 1996           $ 2,421     76,137   $ 7,027,142     $ 7,029,563
                                     =======    =======   ===========     ===========









   The accompanying notes are an integral part of these financial statements.









                                          F-5


                           FIDELITY LEASING INCOME FUND V, L.P.

                                  STATEMENTS OF CASH FLOWS
                                                        For the years ended December 31

                                                        1996           1995          1994
Cash flows from operating activities:
  Net income                                          $  878,737    $1,884,603    $1,532,102
                                                      __________    __________    __________
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                         2,417,385     3,806,321     6,085,616
  Write-down of equipment to net realizable value        382,274       421,877       762,758
  Proceeds from direct financing leases,
   net of earned income                                   71,320       501,872       132,050
  Gain on sale of equipment, net                        (403,111)   (1,041,128)     (784,895)
  (Increase) decrease in accounts receivable              60,568         7,730       (52,282)
  (Increase) decrease in due from related parties        210,416      (176,487)      227,447
  Increase (decrease) in lease rents paid in advance     (60,388)      112,876      (167,968)
  Increase (decrease) in accounts payable
   and accrued expenses                                 (145,345)      (51,194)      122,121
  Increase (decrease) in other, net                       37,805        39,189       (31,786)
                                                      __________    __________    __________

   Total adjustments                                   2,570,924     3,621,056     6,293,061
                                                      __________    __________    __________

  Net cash provided by operating activities            3,449,661    5,505,659     7,825,163
                                                      __________    __________    __________

Cash flows from investing activities:
  Acquisition of equipment                            (3,075,481)   (3,237,087)   (1,358,457)
  Purchase of investment securities held to maturity        -             -       (1,722,869)
  Maturity of investment securities held to maturity        -          495,991     2,218,414
  Proceeds from sale of equipment                      1,019,179     2,369,707     1,665,300
                                                      __________    __________    __________

  Net cash provided by (used in)
   investing activities                               (2,056,302)     (371,389)      802,388
                                                      __________    __________    __________

Cash flows from financing activities:
  Distributions                                         (960,000)   (6,760,990)   (5,530,243)
  Redemptions of capital                                (267,259)      (81,489)     (611,379)
                                                      __________    __________    __________

  Net cash used in financing activities               (1,227,259)   (6,842,479)   (6,141,622)
                                                      __________    __________    __________

  Increase (decrease) in cash and cash equivalents       166,100    (1,708,209)    2,485,929

  Cash and cash equivalents, beginning of year         3,068,308     4,776,517     2,290,588
                                                      __________    __________    __________

  Cash and cash equivalents, end of year              $3,234,408    $3,068,308    $4,776,517
                                                      ==========    ==========    ==========


     The accompanying notes are an integral part of these financial statements.









                                     F-6
                   FIDELITY LEASING INCOME FUND V, L.P.

                      NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

Fidelity Leasing Income Fund V, L.P. (the "Fund") was formed in January 1988. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations as well as networking equipment which is leased to third parties throughout the United States on a short-term basis.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in bank repurchase agreements.

Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

Effective January 1, 1996, the Fund adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new standard provides guidance on when to recognize and how to measure impairment losses of long-lived assets and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no impact on the net income of the Fund.

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







                                 F-7
                   FIDELITY LEASING INCOME FUND V, L.P.

                NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases

The Fund's leasing operations consist primarily of operating leases whereby the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

The Fund has direct financing leases, as well. Under the direct financing method, income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

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

Net Income per Equivalent Limited Partnership Unit

Net income per equivalent limited partnership unit is computed by dividing net income allocated to limited partners by the weighted average number of equivalent limited partnership units outstanding during the year. The weighted average number of equivalent units outstanding during the year is computed based on the weighted average monthly limited partners' capital account balances, converted into equivalent units at $500 per unit.








                                    F-8

                    FIDELITY LEASING INCOME FUND V, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $96,000, $307,000 and $613,000 or $3.75, $10.56 and $15.50 per unit to write down its rental equipment in the fourth quarter of 1996, 1995 and 1994, respectively.

Reclassification

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

4.  EQUIPMENT LEASED

Equipment on lease consists primarily of computer peripheral equipment under operating leases. The majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 52 months. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1996, 1995 and 1994, approximately $382,000, $422,000 and $763,000, respectively was charged to write-down of equipment to net realizable value. Any future losses are dependent upon technological developments affecting the computer equipment industry in subsequent years.

                                    F-9
                    FIDELITY LEASING INCOME FUND V, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)

4.  EQUIPMENT LEASED (Continued)

The Fund also has equipment leased under the direct financing method in accordance with SFAS No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

The net investment in direct financing leases as of December 31, 1996 is as follows:

        Net minimum lease payments to be received      $233,000
        Less unearned income                            (24,000)
        Add expected future residuals                      -
                                                       ________
                                                       $209,000
                                                       ========

The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                 Direct
                                Operating       Financing

          1997                  $2,256,000       $ 93,000
          1998                   1,127,000         93,000
          1999                     234,000         47,000
                                __________       ________
                                $3,617,000       $233,000
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


                                  F-10

                    FIDELITY LEASING INCOME FUND V, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)


5.  RELATED PARTY TRANSACTIONS (Continued)

Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
Following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                1996        1995         1994

Management fee                $222,867    	$338,489     $498,446
Reimbursable costs             211,769     254,182      237,342

During 1996, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

Amounts due from related parties at December 31, 1996 and 1995 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

Amounts due to related parties at December 31, 1996 and 1995 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

For the year ended December 31, 1996, three customers accounted for approximately 11%, 9% and 8% of the Fund's rental income. For the year ended December 31, 1995, three customers generated approximately
21%, 16% and 11% of the Fund's rental income. For the year ended December 31, 1994, four customers accounted for approximately 16%, 15%, 12% and 11% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

Month of Distribution               1996          1995          1994
       February                  $240,000      $2,730,949    $1,422,389
       May                        240,000       2,168,996     1,370,215
       August                     240,000       1,354,750     1,369,740
       November                   240,000         506,295     1,367,899
                                 ________      __________    __________

                                 $960,000      $6,760,990    $5,530,243
                                 ========      ==========    ==========


                                     F-11
                    FIDELITY LEASING INCOME FUND V, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)

7.  CASH DISTRIBUTIONS (Continued)

In addition, the General Partner declared a cash distribution of $150,000 in February 1997 for the three months ended December 31, 1996, to all admitted partners as of December 31, 1996.




















































                               F-12