Form 10-Q
period 1997-03-31
FIDELITY LEASING INCOME FUND V LP
filed 1997-05-15
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

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

                        FIDELITY LEASING INCOME FUND V, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1997                     1996
                                         _____________            ____________

Cash and cash equivalents                 $3,684,080               $3,234,408

Accounts receivable                          106,720                  203,287

Due from related parties                     230,815                   13,627

Equipment under operating leases
(net of accumulated depreciation
of $8,093,204 and $8,893,982,
respectively)                              4,162,481                3,902,843

Net investment in direct financing leases    190,591                  209,459

Equipment held for sale or lease              89,196                    6,182
                                          __________               __________

       Total assets                       $8,463,883               $7,569,806
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  399,893               $  404,342

     Accounts payable - equipment            982,452                   19,800

     Accounts payable and
      accrued expenses                       119,759                   79,416

     Due to related parties                   12,800                   36,685
                                          __________               __________

       Total liabilities                   1,514,904                  540,243

Partners' capital                          6,948,979                7,029,563
                                          __________               __________
       Total liabilities and
        partners' capital                 $8,463,883               $7,569,806
                                          ==========               ==========






The accompanying notes are an integral part of these financial statements.


                                       2


                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1997 and 1996

                                   (Unaudited)

                                                    1997              1996
                                                  ________          ________

Income:
     Rentals                                      $746,874         $1,020,645
     Earned income on direct financing leases        4,463              6,104
     Interest                                       42,050             31,396
     Gain on sale of equipment, net                   -                83,697
     Other                                           4,584                842
                                                  ________         __________

                                                   797,971          1,142,684
                                                  ________         __________

Expenses:
     Depreciation                                  553,483            659,062
     Write-down of equipment to net
      realizable value                              47,411             82,642
     General and administrative                     20,341             35,210
     General and administrative to related
      party                                         41,545             49,917
     Management fee to related party                45,512             61,939
     Loss on sale of equipment, net                 20,263               -
                                                  ________         __________

                                                   728,555            888,770
                                                  ________         __________

Net income                                        $ 69,416         $  253,914
                                                  ========         ==========

Net income per equivalent
  limited partnership unit                        $   2.71         $     9.75
                                                  ========         ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               25,048             25,806
                                                  ========         ==========












The accompanying notes are an integral part of these financial statements.


                                       3
                      FIDELITY LEASING INCOME FUND V, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1997

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1997          $2,421      76,137  $7,027,142    $7,029,563

Cash distributions                (1,500)       -       (148,500)     (150,000)

Net income                         1,500        -         67,916        69,416
                                  ______      ______  __________    __________

Balance, March 31, 1997           $2,421      76,137  $6,946,558    $6,948,979
                                  ======      ======  ==========    ==========




































The accompanying notes are an integral part of these financial statements.





                                       4
                      FIDELITY LEASING INCOME FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                      1997          1996
                                                    ________      ________
Cash flows from operating activities:
     Net income                                   $   69,416    $  253,914
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    553,483       659,062
     Write-down of equipment to net
      realizable value                                47,411        82,642
     Proceeds from direct financing leases,
      net of earned income                            18,868        17,226
     (Gain) loss on sale of equipment, net            20,263       (83,697)
     (Increase) decrease in accounts receivable       96,567        54,561
     (Increase) decrease in due from related parties(217,188)      180,342
     Increase (decrease) in lease rents paid
      in advance                                      (4,449)       97,251
     Increase (decrease) in accounts payable and
      accrued expenses                                40,343       124,126
     Increase (decrease) in accounts payable -
      equipment                                      962,652        19,800
     Increase (decrease) in due to related parties   (23,885)       (4,991)
     Increase (decrease) in other, net                  -           (9,603)
                                                  __________    __________
                                                   1,494,065     1,136,719
                                                  __________    __________

     Net cash provided by operating activities     1,563,481     1,390,633
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                     (1,023,759)         -
     Proceeds from sale of equipment                  59,950        97,370
                                                  __________    __________

     Net cash provided by (used in)
      investing activities                          (963,809)       97,370
                                                  __________    __________

Cash flows from financing activities:
     Distributions                                  (150,000)     (240,000)
     Redemptions of capital                             -         (267,260)
                                                  __________    __________

     Net cash used in financing activities          (150,000)     (507,260)
                                                  __________    __________

     Increase in cash and cash equivalents           449,672       980,743

     Cash and cash equivalents, beginning
      of period                                    3,234,408     3,068,308
                                                  __________    __________

     Cash and cash equivalents, end of period     $3,684,080    $4,049,051
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.
                                      5
                      FIDELITY LEASING INCOME FUND V, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1997

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1996 financial statements have been reclassified to conform to the presentation in 1997.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $47,411 and $82,642 was charged to write-down of equipment to net realizable value for the three months ended
    March 31, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of March 31, 1997 is as follows:

          Net minimum lease payments to be received       $210,000
          Less unearned income                              19,000
          Add expected future residuals                       -
                                                          ________
                                                          $191,000
                                                          ========







                                       6

                      FIDELITY LEASING INCOME FUND V, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (CONTINUED)

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of March 31, 1997 are as follows:

                                                             Direct
            Years Ending December 31       Operating        Financing
            ________________________       _________        _________

                      1997                $2,020,000        $ 70 000
                      1998                 1,871,000          93,000
                      1999                   273,000          47,000
                      2000                    10,000            -
                                          __________        ________
                                          $4,174,000        $210,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended
    March 31:

                                               1997                 1996
                                             ________             ________

          Management fee                      $45,512              $61,939
          Reimbursable costs                   41,545               49,917

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1997 and December 31, 1996 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                                         7
                       FIDELITY LEASING INCOME FUND V, L.P.

                     NOTES TO FINANCIAL STATEMENTS (Continued)


3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $150,000 in May 1997 for the three months ended March 31, 1997, to all admitted partners as of March 31, 1997.

                      FIDELITY LEASING INCOME FUND V, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $797,971 and $1,142,684 for the three months ended March 31, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 94% and 89% of total revenues for the first quarter of 1997 and 1996, respec-tively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1997, rental income decreased by approximately $589,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $315,000 of rents generated from equipment purchased since the first quarter of 1996. Additionally, the Fund recognized a net gain on sale of equipment of $-0- and $83,697 for the quarter ended March 31, 1997 and 1996, respectively, which also contributed to the decrease in revenues in 1997.

    Expenses were $728,555 and $888,770 during the three months ended March
31, 1997 and 1996, respectively. Depreciation expense comprised 76% and 74% of total expenses during the first quarter of 1997 and 1996, respectively. The decrease in expenses between 1997 and 1996 is primarily attributable to a decrease in depreciation expense because of equipment which came off lease and was terminated or sold since March of 1996. Additionally, the decrease in write-down of equipment to net realizable value contributed to the overall decrease in expenses. Based upon the review of the recoverability of the undepreciated cost of rental equipment, $47,411 was charged to operations to write down equipment to its estimated net realizable value for the three months ended March 31, 1997 as compared to $82,642 for the three months ended March 31, 1996. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.
The overall amount of decrease in expenses was mitigated due to the Fund recognizing a net loss on the sale of equipment of $20,263 for the first quarter of 1997 as compared to $-0- for the first quarter of 1996.

    For the three months ended March 31, 1997 and 1996, the Fund's net income was $69,416 and $253,914, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $2.71 and $9.75 based on a weighted average number of equivalent limited partnership units outstanding of 25,048 and 25,806 for the quarter ended March 31, 1997 and 1996, respectively.

    The Fund generated funds from operations of $690,573 and $911,921, for the purpose of determining cash available for distribution and distributed $150,000 and $240,000 to partners for the first quarter of 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

                      FIDELITY LEASING INCOME FUND V, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 1997. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase computer equipment with cash available from operations which was not distributed to partners for terms consistent with the plan of dissolution. During the quarter ended March 31, 1997, the Fund purchased $1,023,759 of equipment.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND V, L.P.

                                 March 31, 1997

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

               FIDELITY LEASING INCOME FUND V, L.P.




            5-14-97     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-14-97     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)