Form 10-Q
period 1997-06-30
FIDELITY LEASING INCOME FUND V LP
filed 1997-08-27
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-17658

                     Fidelity Leasing Income Fund V, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

             Delaware                                   23-2496362
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

7004 W. Butler Pike, Ambler, Pennsylvania     19002
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

                        FIDELITY LEASING INCOME FUND V, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1997                     1996
                                         _____________            ____________

Cash and cash equivalents                  $3,438,980              $3,234,408

Accounts receivable                            90,862                 203,287

Due from related parties                          458                  13,627

Equipment under operating leases
(net of accumulated depreciation
of $8,622,859 and $8,893,982,
respectively)                               3,593,385               3,902,843

Net investment in direct financing leases     171,289                 209,459

Equipment held for sale or lease               48,981                   6,182
                                           __________              __________
       Total assets                        $7,343,955              $7,569,806
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $  331,142              $  404,342

     Accounts payable - equipment                -                     19,800

     Accounts payable and
      accrued expenses                         76,498                  79,416

     Due to related parties                     9,992                  36,685
                                           __________              __________
       Total liabilities                      417,632                 540,243

Partners' capital                           6,926,323               7,029,563
                                           __________              __________
       Total liabilities and
        partners' capital                  $7,343,955              $7,569,806
                                           ==========              ==========







The accompanying notes are an integral part of these financial statements.




                                         2
                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                 1997          1996      1997         1996
                                 ____          ____      ____         ____

Income:
     Rentals                   $763,288    $  958,732  $1,510,162  $1,979,377
     Earned income on direct
      financing leases            4,028         5,707       8,491      11,811
     Interest                    41,026        61,327      83,076      92,723
     Gain on sale of equipment,
      net                          -          155,599        -        239,296
     Other                        3,163         2,781       7,747       3,623
                               ________    __________   _________  __________

                                811,505     1,184,146   1,609,476   2,326,830
                               ________    __________   _________  __________

Expenses:
     Depreciation and
      amortization              555,640       602,989   1,109,123   1,262,051
     Write-down of equipment to
      net realizable value       13,457        94,145      60,868     176,787
     General and administrative  24,346        35,760      44,687      70,973
     General and administrative
      to related party           42,784        56,265      84,329     106,179
     Management fee to
      related party              46,497        58,223      92,009     120,162
     Loss on sale of equipment,
      net                         1,437          -         21,700        -
                               ________    __________  __________  __________

                                684,161       847,382   1,412,716   1,736,152
                               ________    __________  __________  __________

Net income                     $127,344    $  336,764  $  196,760  $  590,678
                               ========    ==========  ==========  ==========

Net income per equivalent
  limited partnership unit     $   5.05    $    13.05  $     7.75  $    22.79
                               ========    ==========  ==========  ==========

Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period              24,929        25,619      24,989      25,712
                               ========    ==========  ==========  ==========






The accompanying notes are an integral part of these financial statements.



                                       3
                      FIDELITY LEASING INCOME FUND V, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1997

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1997          $2,421     76,137    $7,027,142   $7,029,563

Cash distributions                (3,000)      -         (297,000)    (300,000)

Net income                         3,000       -          193,760      196,760
                                  ______     ______    __________   __________

Balance, June 30, 1997            $2,421     76,137    $6,923,902   $6,926,323
                                  ======     ======    ==========   ==========




































The accompanying notes are an integral part of these financial statements.





                                       4
                      FIDELITY LEASING INCOME FUND V, L.P.

                            STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                                      1997          1996
                                                    ________      ________
Cash flows from operating activities:
     Net income                                   $  196,760     $  590,678
                                                  __________     __________
     Adjustments to reconcile net income
      to net cash provided by operating activities:
     Depreciation and amortization                 1,109,123      1,262,051
     Write-down of equipment to net
      realizable value                                60,868        176,787
     Proceeds from direct financing leases,
      net of earned income                            38,170         34,849
     (Gain) loss on sale of equipment, net            21,700       (239,296)
     (Increase) decrease in accounts receivable      112,425        (27,775)
     (Increase) decrease in due from related parties  13,169        150,869
     Increase (decrease) in lease rents paid
      in advance                                     (73,200)        36,591
     Increase (decrease) in accounts payable-
      equipment                                      (19,800)          -
     Increase (decrease) in accounts payable and
      accrued expenses                                (2,918)      (101,575)
     Increase (decrease) in due to related parties   (26,693)       (11,744)
                                                  __________     __________
                                                   1,232,844      1,280,757
                                                  __________     __________

     Net cash provided by operating activities     1,429,604      1,871,435
                                                  __________     __________

Cash flows from investing activities:
     Acquisition of equipment                     (1,023,941)    (1,613,582)
     Proceeds from sale of equipment                  98,909        458,360
                                                  __________     __________

     Net cash used in investing activities          (925,032)    (1,155,222)
                                                  __________     __________

Cash flows from financing activities:
     Redemptions of capital                             -          (267,260)
     Distributions                                  (300,000)      (480,000)
                                                  __________     __________

     Net cash used in financing activities          (300,000)      (747,260)
                                                  __________     __________

     Increase (decrease) in cash and cash
      equivalents                                    204,572        (31,047)

     Cash and cash equivalents, beginning
      of period                                    3,234,408      3,068,308
                                                  __________     __________

     Cash and cash equivalents, end of period     $3,438,980     $3,037,261
                                                  ==========     ==========


The accompanying notes are an integral part of these financial statements.

                                      5
                      FIDELITY LEASING INCOME FUND V, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1997

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to deter-mine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $60,868 and $176,787 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of June 30, 1997 is as follows:

          Net minimum lease payments to be received       $187,000
          Less unearned income                              15,000
          Add expected future residual                        -
                                                          ________
                                                          $172,000
                                                          ========








                                       6
                      FIDELITY LEASING INCOME FUND V, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (CONTINUED)

    The future approximate minimum rentals to be received on noncancellable operating leases as of June 30, 1997 are as follows:

                                                             Direct
            Years Ending December 31       Operating        Financing
            ________________________       _________        _________

                      1997                $1,291,000         $ 47,000
                      1998                 1,462,000           93,000
                      1999                   273,000           47,000
                      2000                    10,000             -
                                          __________         ________
                                          $3,036,000         $187,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30:

                                Three Months Ended       Six Months Ended
                                      June 30                June 30
                                1997          1996       1997        1996
                                ____          ____       ____        ____

          Management fee      $46,497       $58,223     $92,009    $120,162
          Reimbursable costs   42,784        56,265      84,329     106,179

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at June 30, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at June 30, 1997 and December 31, 1996 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.
                                         7

                       FIDELITY LEASING INCOME FUND V, L.P.

                     NOTES TO FINANCIAL STATEMENTS (Continued)


3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $150,000 in August 1997 for the three months ended June 30, 1997, to all admitted partners as of June 30, 1997.

                      FIDELITY LEASING INCOME FUND V, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $811,505 and $1,184,146 for the three months ended June 30, 1997 and 1996, respectively and $1,609,476 and $2,326,830 for the six months ended June 30, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 94% and 81% of total revenues for the second quarter of 1997 and 1996, respectively and 94% and 85% of total revenues for the six months ended June 30, 1997 and 1996, respectively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1997, rental income decreased by approximately $1,076,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $607,000 of rents generated from equipment purchased since the second quarter of 1996 as well as rental income recognized on 1996 equipment purchases for which a full six months was earned in 1997 but only a portion of the six months was earned in 1996. Additionally, the Fund recognized a net gain on sale of equipment of $-0- for the six months ended June 30, 1997 as compared to $239,296 for the six months ended June 30, 1996 which also contributed to the decrease in total revenues in 1997.

    Expenses were $684,161 and $847,382 during the three months ended June
30, 1997 and 1996, respectively and $1,412,716 and $1,736,152 during the six months ended June 30, 1997 and 1996, respectively. Depreciation expense comprised 81% and 71% of total expenses during the second quarter of 1997 and 1996, respectively and 79% and 73% of total expenses during the first six months of 1997 and 1996, respectively. The decrease in expenses between 1997 and 1996 is primarily attributable to a decrease in depreciation expense because of equipment which came off lease and was terminated or sold since June of 1996. Additionally, the decrease in write-down of equipment to net realizable value contributed to the overall decrease in expenses in 1997.
Based upon the review of the recoverability of the undepreciated cost of rental equipment, $60,868 was charged to operations to write down equipment to its estimated net realizable value for the six months ended June 30, 1997 as compared to $176,787 for the six months ended June 30, 1996. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. During 1997, management fee to related party decreased proportionate to the decrease in rental income which also accounts for the decrease in total expenses. The overall amount of decrease in expenses was mitigated by the net loss on sale of equipment incurred of $21,700 for the six months ended June 30, 1997 as compared to $-0-for the six months ended June 30, 1996.

    For the three months ended June 30, 1997 and 1996, the Fund had net income of $127,344 and $336,764, respectively. For the six months ended June 30, 1997 and 1996, the Fund had net income of $196,760 and $590,678, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $5.05 and $13.05 based on a weighted average number of equivalent limited partnership units outstanding of 24,929 and 25,619 for the quarter ended June 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $7.75 and $22.79 based on a weighted average number of equivalent limited partnership units outstanding of 24,989 and 25,712 for the six months ended June 30, 1997 and 1996, respectively.

                      FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated funds from operations of $697,878 and $878,299, for the purpose of determining cash available for distribution and distributed $150,000 and $240,000 to partners in August 1997 and 1996, respectively.
For the six months ended June 30, 1997 and 1996, the Fund generated funds from operations of $1,388,451 and $1,790,220 and distributed $150,000 and $240,000 to partners during the six months ended June 30, 1997 and 1996, respectively and $150,000 and $240,000 in August 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 1997. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase computer equipment with cash available from operations which was not distributed to partners for terms consistent with the plan of dissolution. The Fund purchased $1,023,941 and $1,613,582 of equipment during the six months ended June 30, 1997 and 1996, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND V, L.P.

                                 June 30, 1997

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

               FIDELITY LEASING INCOME FUND V, L.P.




            8-13-97     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-13-97    By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

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