Form 10-Q
period 1997-09-30
FIDELITY LEASING INCOME FUND V LP
filed 1997-11-13
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-17658

                        Fidelity Leasing Income Fund V, L.P.
_______________________________________________________________________________
              (Exact name of registrant as specified in its charter)

                Delaware                          23-2496362
_______________________________________________________________________________
        (State of organization)        (I.R.S. Employer Identification)

               7004 West Butler Pike, Ambler, PA     19002
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

                        FIDELITY LEASING INCOME FUND V, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)               (Audited)
                                         September 30,             December 31,
                                             1997                      1996
                                         _____________            _____________

Cash and cash equivalents                  $4,046,308              $3,234,408

Accounts receivable                           112,908                 203,287

Due from related parties                        5,221                  13,627

Equipment under operating leases
(net of accumulated depreciation
of $6,783,635 and $8,893,982,
respectively)                               3,020,585               3,902,843

Net investment in direct financing leases     151,545                 209,459

Equipment held for sale or lease               48,929                   6,182
                                           __________              __________

       Total assets                        $7,385,496              $7,569,806
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $  324,593              $  404,342

     Accounts payable - equipment                -                     19,800

     Accounts payable and
      accrued expenses                         74,724                  79,416

     Due to related parties                    12,445                  36,685
                                           __________              __________

       Total liabilities                      411,762                 540,243

Partners' capital                           6,973,734               7,029,563
                                           __________              __________
           Total liabilities and
            partners' capital              $7,385,496              $7,569,806
                                           ==========              ==========






     The accompanying notes are an integral part of these financial statements.



                                         2
                        FIDELITY LEASING INCOME FUND V, L.P.

                              STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                    1997         1996       1997         1996
                                    ____         ____       ____         ____

Income:
     Rentals                      $938,700   $  864,394  $2,448,862  $2,843,772
     Earned income on direct
      financing leases               3,585        5,302      12,076      17,113
     Interest                       45,586       24,698     128,662     117,421
     Gain on sale of equipment,
      net                             -         193,637        -        432,934
     Other                           3,473       57,538      11,220      61,162
                                  ________   __________  __________  __________

                                   991,344    1,145,569   2,600,820   3,472,402
                                  ________   __________  __________  __________

Expenses:
     Depreciation                  496,075      569,860   1,605,198   1,831,911
     Write-down of equipment to
      net realizable value            -         109,044      60,868     285,831
     General and administrative     20,102       60,770      64,789     131,742
     General and administrative to
      related party                 32,170       46,902     116,499     153,082
     Management fee to related
      party                         57,022       52,564     149,031     172,726
     Loss on sale of equipment,
      net                          188,564         -        210,264        -
                                  ________   __________  __________  __________

                                   793,933      839,140   2,206,649   2,575,292
                                  ________   __________  __________  __________

Net income                        $197,411   $  306,429  $  394,171  $  897,110
                                  ========   ==========  ==========  ==========

Net income per equivalent
  limited partnership unit        $   7.82   $    11.89  $    15.60  $    34.67
                                  ========   ==========  ==========  ==========

Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                 24,978       25,570      24,986      25,665
                                  ========   ==========  ==========  ==========








     The accompanying notes are an integral part of these financial statements.


                                          3

                        FIDELITY LEASING INCOME FUND V, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1997

                                    (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1997          $2,421     76,137   $7,027,142    $7,029,563

Cash distributions                (4,500)      -        (445,500)     (450,000)

Net income                         4,500       -         389,671       394,171
                                 _______     ______  ___________   ___________

Balance, September 30, 1997       $2,421     76,137   $6,971,313    $6,973,734
                                  ======     ======   ==========    ==========





































     The accompanying notes are an integral part of these financial statements.



                                         4
                        FIDELITY LEASING INCOME FUND V, L.P.
                              STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1997 and 1996
                                     (Unaudited)
                                                      1997          1996
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  394,171    $  897,110
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating activities:
     Depreciation                                  1,605,198     1,831,911
     Write down of equipment to
      net realizable value                            60,868       285,831
     Proceeds from direct financing leases,
      net of earned income                            57,914        52,876
     (Gain) loss on sale of equipment, net           210,264      (432,934)
     (Increase) decrease in accounts receivable       90,379        91,707
     (Increase) decrease in interest receivable         -          (31,460)
     (Increase) decrease in due from
      related parties                                  8,406       (43,681)
     Increase (decrease) in lease rents paid
      in advance                                     (79,749)      (19,755)
     Increase (decrease) in accounts payable -
      equipment                                      (19,800)         -
     Increase (decrease) in accounts payable and
      accrued expenses                                (4,692)     (135,065)
     Increase (decrease) in due to
      related parties                                (24,240)       (4,247)
                                                  __________    __________
                                                   1,904,548     1,595,183
                                                  __________    __________
     Net cash provided by operating activities     2,298,719     2,492,293
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                     (1,239,346)   (3,053,333)
     Proceeds from sale of equipment                 202,527       970,239
                                                  __________    __________

     Net cash used in investing activities        (1,036,819)   (2,083,094)
                                                  __________    __________

Cash flows from financing activities:
     Redemptions of capital                             -         (267,261)
     Distributions                                  (450,000)     (720,000)
                                                  __________    __________

     Net cash used in financing activities          (450,000)     (987,261)
                                                  __________    __________

     Increase (decrease) in cash and
      cash equivalents                               811,900      (578,062)

     Cash and cash equivalents, beginning
      of period                                    3,234,408     3,068,308
                                                  __________    __________

     Cash and cash equivalents, end of period     $4,046,308    $2,490,246
                                                  ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                                         5
                        FIDELITY LEASING INCOME FUND V, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1997

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 52 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $60,868 and $285,831 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1997 is as follows:

          Net minimum lease payments to be received        $163,000
          Less unearned income                               12,000
          Add expected future residuals                        -
                                                           ________

                                                           $151,000
                                                           ========







                                         6
                        FIDELITY LEASING INCOME FUND V, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases as of September 30, 1997 are as follows:

                                                             Direct
            Years Ending December 31       Operating        Financing
            ________________________       _________        _________

                      1997                $  564,000         $ 23,000
                      1998                 1,433,000           93,000
                      1999                   316,000           47,000
                      2000                    10,000             -
                                          __________         ________
                                          $2,323,000         $163,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1997 and 1996:

                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                              1997          1996             1997        1996
                              ____          ____             ____        ____

      Management fee        $57,022       $52,564         $149,031    $172,726
      Reimbursable costs     32,170        46,902          116,499     153,082

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

                        FIDELITY LEASING INCOME FUND V, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due to related parties at September 30, 1997 and December 31, 1996 represents monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $150,000 in November 1997 for the three months ended September 30, 1997, to all admitted partners as of September 30, 1997.

                        FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $991,344 and $1,145,569 for the three months ended September 30, 1997 and 1996, respec-tively, and $2,600,820 and $3,472,402 for the nine months ended September 30, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 95% and 75% of total revenues for the third quarter of 1997 and 1996, respectively and 94% and 82% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. The decrease in revenues is partly attributable to a decrease in rental income. In 1997, rental income decreased by approximately $1,149,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $754,000 of rents generated from equipment purchased since the third quarter of 1996 as well as rental income earned on 1996 equipment purchases for which a full nine months was earned in 1997 but only a portion of the nine months was earned in 1996. Additionally, there was $-0- of net gain on sale of equipment recognized for the nine months ended September 30, 1997 compared to $432,934 of net gain on sale of equipment for the nine months ended September 30, 1996 which also accounts for the decrease in total revenues in 1997.

    Expenses were $793,933 and $839,140 for the three months ended Septem-ber 30, 1997 and 1996, respectively and $2,206,649 and $2,575,292 for the nine months ended September 30, 1997 and 1996, respectively. Depreciation expense comprised 62% and 68% of total expenses during the third quarter of 1997 and 1996, respectively and 73% and 71% of total expenses during the first nine months of 1997 and 1996, respectively. The decrease in expenses between 1997 and 1996 is primarily attributable to a decrease in depreciation expense because of equipment which came off lease and was terminated or sold. Addi-tionally, the decrease in the write-down of equipment to net realizable value also caused the decrease in overall expenses in 1997. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $60,868 was charged to operations to write down equipment to its estimated net realizable value for the nine months ended September 30, 1997 as compared to $285,831 for the nine months ended September 30, 1996. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Furthermore, the general and adminis-trative expense and general and administrative expense to related party incurred by the Fund decreased during 1997 which also accounts for the decrease in total expenses compared to 1996. However, the Fund recorded a net loss on sale of equipment of $210,264 for the nine months ended September 30, 1997 as compared to $-0- for the corresponding period in 1996. This loss reduced the overall decrease in expenses in the current year.

    For the three months ended September 30, 1997 and 1996, the Fund had net income of $197,411 and $306,429, respectively. For the nine months ended September 30, 1997 and 1996, the Fund had net income of $394,171 and $897,110, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $7.82 and $11.89 based on a weighted average number of equivalent limited partnership units outstanding of 24,978 and 25,570 for the quarter ended September 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $15.60 and $34.67 based on a weighted average number of equivalent limited partnership units outstand-ing of 24,986 and 25,665 for the nine months ended September 30, 1997 and 1996, respectively.

                        FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

    The Fund generated cash from operations of $882,050 and $791,696, for the purpose of determining cash available for distribution and distributed $150,000 and $240,000 to partners in November 1997 and 1996, respectively.
For the nine months ended September 30, 1997 and 1996, the Fund generated cash from operations of $2,270,501 and $2,581,918 and distributed $300,000 and $480,000 to partners during the nine months ended September 30, 1997 and 1996, respectively and $150,000 and $240,000 in November 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer equipment, with cash available from operations and sales proceeds which were not distributed to partners. The Fund purchased $1,239,346 and $3,053,333 of equipment during the nine months ended September 30, 1997 and 1996, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                        FIDELITY LEASING INCOME FUND V, L.P.

                                 September 30, 1997

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

               FIDELITY LEASING INCOME FUND V, L.P.




        11/13/97      By:  Freddie M. Kotek
        ________           _____________________________
        Date               Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




        11/13/97      By:  Marianne T. Schuster
        ________           _____________________________
        Date               Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)

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