Form 10-K
period 1997-12-31
FIDELITY LEASING INCOME FUND V LP
filed 1998-03-27
CIK 830660

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1997

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

    3 North Columbus Blvd., Philadelphia, Pennsylvania 19106
_________________________________________________________________
     (Address of principal executive offices)        (Zip Code)

                            (215) 574-1636
_________________________________________________________________
         (Registrant's telephone number, including area code)

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

The number of outstanding limited partnership units of the Registrant at December 31, 1997 is 76,137.

There is no public market for these securities.

The index of Exhibits is located on page 10.

PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund V, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1988 and acquires equipment, primarily computer peripheral equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations as well as networking equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

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

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund. Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1997, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1997, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                               Purchase Price       Percentage of
Type of Equipment Acquired      of Equipment       Total Equipment

Communication Controllers         $   776,032             7.39%
Disk Storage Systems                1,830,449            17.43
Network Communications                661,778             6.30
Personal Computers, Terminals
  and Technical Workstations        6,473,923            61.65
Printers                              239,641             2.28
Tape Storage Systems                  106,322             1.01
Other                                 413,771             3.94
                                  ___________           ______
Totals                            $10,501,916           100.00%
                                  ===========           ======


                      Breakdown of Equipment Usage
                      By Industrial Classification


                                  Purchase Price      Percentage of
Type of Business                   of Equipment      Total Equipment

Broadcasting/Entertainment         $   393,515             3.75%
Computers/Data Processing            1,042,026             9.92
Diversified Financial/Banking/
  Insurance                          2,691,282            25.63
Manufacturing/Refining               1,028,647             9.79
Publishing/Printing                     81,984             0.78
Retailing/Consumer Goods               825,665             7.86
Telephone/Telecommunications         4,438,797            42.27
                                   ___________           ______
Totals                             $10,501,916           100.00%
                                   ===========           ======

Average Initial Term of Leases (in months): 28

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

     (b)  Number of Equity Security Holders:

                                                 Number of Partners
               Title of Class                  as of December 31, 1997

               Limited Partnership Interests          2,570

               General Partnership Interest               1


Item 6.  SELECTED FINANCIAL DATA

                                   For the Years Ended December 31,

                        1997         1996         1995         1994         1993
Total Income         $3,442,545   $4,269,938   $6,821,697   $9,380,728   $8,847,285
Net Income              634,505      878,737    1,884,603    1,532,102      500,268
Distributions to
 Partners               600,000      960,000    6,760,990    5,530,243    8,147,849
Net Income per
 Equivalent Limited
 Partnership Unit         25.07        33.97        63.35        37.01         7.88
Weighted Average
 Number of Equivalent
 Limited Partnership
 Units Outstanding
 During the Year         25,054       25,610       29,077       39,545       53,295

                                              December 31,

                        1997         1996         1995         1994         1993
Total Assets         $7,455,365  $ 7,569,806  $ 8,096,622  $12,968,181  $17,642,200
Equipment under
 Operating Leases
 and Equipment Held for
 Sale or Lease (Net)  3,423,510    3,909,025    4,249,271    6,568,961   12,939,283
Net Investment in
 Direct Financing
 Leases                    -         209,459      280,779      782,651      914,701
Limited Partnership
 Units                   76,137       76,137       78,970       79,679       83,010
Limited Partners          2,570        2,558        2,604        2,628        2,686

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $3,442,545, $4,269,938 and $6,821,697 for the years ended December 31, 1997, 1996 and 1995, respectively. Rental income from the leasing of computer equipment accounted for 94%, 86% and 80% of total income in 1997, 1996 and 1995, respectively. The decrease in total revenues in 1997 and 1996 is primarily attributable to the decrease in rental income. In 1997, rental income decreased by approximately $1,647,000 due to lease terminations or sales of equipment. This decrease, however, was mitigated by an increase of approximately $1,209,000 of rental income generated from equipment purchases made in 1997, as well as, rental income realized on 1996 equip-ment purchases for which a full year of rent was earned in 1997 and only a partial year was earned in 1996. In 1996, rental income decreased by approximately $2,915,000 due to renewals of leases at lower rates and lease terminations or sales of equip-ment. This decrease, however, was reduced by an increase of approximately $1,145,000 because of rental income generated from equipment purchased in 1996, as well as rental income realized on 1995 equipment purchases for which a full year of rent was earned in 1996 and only a partial year was earned in 1995. Additionally, the Fund recognized a net gain on sale of equipment of $-0-, $403,111 and $1,041,128 for the twelve months ended December 31, 1997, 1996 and 1995, respectively which also accounts for the decrease in total revenues in 1997 and 1996. Furthermore, interest income increased in 1997 because of higher interest rates earned on invested cash in 1997 which mitigated the overall decrease in total revenues during this year. In
1996, however, interest income decreased due to lower interest rates earned on invested cash by the Fund which contributed to the decrease in total revenues from 1995.

     Expenses were $2,808,040, $3,391,201 and $4,937,094 for the years ended December 31, 1997, 1996 and 1995, respectively. Depreciation expense comprised 75%, 71% and 77% of total expenses in 1997, 1996 and 1995, respectively. The decrease in expenses during 1997 and 1996 was partially caused by the decrease in depreciation expense because of equipment which came off lease and was terminated or sold. The Fund recorded a write-down of equipment to net realizable value of approximately $62,000, $382,000 and $422,000 during 1997, 1996 and 1995, respectively.
Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Additionally, management fee to related party decreased in proportion to the decrease in rental income which

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

also accounts for the decrease in overall expenses in 1997 and 1996. In 1997, the Fund incurred a net loss on sale of equipment of $178,961 for the year ended December 31, 1997 as compared to $-0- for both years ended December 31, 1996 and 1995. The change in this account lowered the amount of decrease in total expenses in 1997.

     The Fund's net income was $634,505, $878,737 and $1,884,603 for the years ended December 31, 1997, 1996 and 1995, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $25.07, $33.97 and $63.35 for the years ended December 31, 1997, 1996 and 1995, respectively. The weighted average number of equivalent limited partnership units outstanding were 25,054, 25,610 and 29,077 for 1997, 1996 and 1995, respectively.

     The Fund generated cash from operations of $2,981,370, $3,275,285 and $5,071,673 for the purpose of determining cash available for distribution and declared distributions of $600,000, $870,000 and $4,270,041 to partners for the years ended December 31, 1997, 1996 and 1995, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1996, the General Partner revised its policy regarding cash distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase computer equipment for lease with cash available from operations and sales proceeds which are not distributed to partners. During the years ended December 31, 1997, 1996 and 1995, the Fund purchased $2,143,926, $3,075,481 and $3,237,087, respectively, of equipment.

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

                             PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     F.L. Partnership Management, Inc. (FLPMI) is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 41, Chairman of the Board of Directors, President and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. First Vice President of Royal Alliance Associates from 1991 to 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 48, Director and Secretary of FLPMI since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 35, Director of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992.
     Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     Others:

     STEPHEN P. CASO, age 42, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 39, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 30, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since
     1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1997:

     Name of Individual or      Capacities in
     Number in Group            Which Served      Compensation

     F.L. Partnership
     Management, Inc.          General Partner     $200,574(1)
                                                    =======
     (1) This amount does not include the General Partner's share of cash distributions made to all partners.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) As of December 31, 1997, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1997, the Fund was charged $200,574 of management fees by the General Partner. The General Partner will continue to receive 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with initial lease terms in excess of 42 months for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.
This management fee is paid quarterly only if and when the Limited Partners have received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          (Continued)

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1997, the General Partner received $6,000 of cash distributions.

     The Fund incurred $172,435 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1997.

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

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

Dated March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:

Signature                  Title                               Date

Freddie M. Kotek
_________________________  Chairman of the Board of Directors  3-26-98
Freddie M. Kotek           and President of F.L. Partnership
                           Management, Inc. (Principal Executive
                           Officer)



Michael L. Staines
_________________________  Director of F.L. Partnership        3-26-98
Michael L. Staines         Management, Inc.



Marianne T. Schuster
__________________________ Vice President and Controller       3-26-98
Marianne T. Schuster       of F.L. Partnership Management,
                           Inc. (Principal Financial Officer)

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                          Pages

Report of Independent Certified Public Accountants        F-2

Balance Sheets as of December 31, 1997 and 1996           F-3

Statements of Operations for the years ended              F-4
     December 31, 1997, 1996 and 1995

Statements of Partners' Capital for the years ended       F-5
     December 31, 1997, 1996 and 1995

Statements of Cash Flows for the years ended              F-6
     December 31, 1997, 1996 and 1995

Notes to Financial Statements                             F-7 - F-12














All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund V, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund V, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ending December 31, 1997. These financial statements are the responsi-bility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund V, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 17, 1998

                     FIDELITY LEASING INCOME FUND V, L.P.

                                BALANCE SHEETS

                                     ASSETS
                                                          December 31,

                                                     1997             1996
Cash and cash equivalents                         $3,679,630       $3,234,408

Accounts receivable                                  193,525          203,287

Due from related parties                             158,700           13,627

Equipment under operating leases
(net of accumulated depreciation
 of $7,078,588 and $8,893,982,
 respectively)                                     3,423,328        3,902,843

Net investment in direct
 financing leases                                       -             209,459

Equipment held for sale or lease                         182            6,182
                                                  __________       __________

        Total assets                              $7,455,365       $7,569,806
                                                  ==========       ==========


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

      Lease rents paid in advance                 $  253,242       $  404,342

      Accounts payable - equipment                      -              19,800

      Accounts payable and
       accrued expenses                              109,888           79,416

      Due to related parties                          28,167           36,685
                                                  __________       __________

        Total liabilities                            391,297          540,243

Partners' capital                                  7,064,068        7,029,563
                                                  __________       __________

         Total liabilities and
          partners' capital                       $7,455,365       $7,569,806
                                                  ==========       ==========










 The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND V, L.P.

                            STATEMENTS OF OPERATIONS



                                                For the years ended December 31,

                                               1997           1996           1995
Income:
  Rentals                                     $3,230,211      $3,667,788     $5,438,038
  Earned income on direct
   financing leases                               15,927          21,999         64,993
  Interest                                       182,934         112,518        236,762
  Gain on sale of equipment, net                    -            403,111      1,041,128
  Other                                           13,473          64,522         40,776
                                              __________      __________     __________

                                               3,442,545       4,269,938      6,821,697
                                              __________      __________     __________

Expenses:
  Depreciation                                 2,106,041       2,417,385      3,806,321
  Write-down of equipment to net
   realizable value                               61,863         382,274        421,877
  General and administrative	                      88,166         156,468        116,225
  General and administrative to related party    172,435         211,769        254,182
  Management fee to related party                200,574         223,305        338,489
  Loss on sale of equipment, net                 178,961            -              -
                                              __________      __________     __________

                                               2,808,040       3,391,201      4,937,094
                                              __________      __________     __________


Net income                                    $  634,505      $  878,737     $1,884,603
                                              ==========      ==========     ==========

Net income per equivalent
 limited partnership unit                     $    25.07      $    33.97     $    63.35
                                              ==========      ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year                25,054          25,610         29,077
                                              ==========      ==========     ==========





   The accompanying notes are an integral part of these financial statements.

                              FIDELITY LEASING INCOME FUND V, L.P.

                                STATEMENTS OF PARTNERS' CAPITAL
                      For the years ended December 31, 1997, 1996 and 1995


                                    General        Limited Partners
                                    Partner       Units        Amount         Total
                                    _______       ___________________         _____

Balance, January 1, 1995             $28,230     79,679    $12,307,731     $12,335,961

Redemptions                             -          (709)       (81,489)        (81,489)

Cash distributions                   (67,609)      -        (6,693,381)     (6,760,990)

Net income                            42,700       -         1,841,903       1,884,603
                                     _______     ______    ___________     ___________

Balance, December 31, 1995             3,321     78,970      7,374,764       7,378,085

Redemptions                             -        (2,833)      (267,259)       (267,259)

Cash distributions                    (9,600)      -          (950,400)       (960,000)

Net income                             8,700       -           870,037         878,737
                                     _______     ______    ___________     ___________

Balance, December 31, 1996             2,421     76,137      7,027,142       7,029,563

Cash distributions                    (6,000)      -          (594,000)       (600,000)

Net income                             6,345       -           628,160         634,505
                                     _______     ______    ___________     ___________

Balance, December 31, 1997           $ 2,766     76,137    $ 7,061,302     $ 7,064,068
                                     =======    =======    ===========     ===========









   The accompanying notes are an integral part of these financial statements.

                            FIDELITY LEASING INCOME FUND V, L.P.

                                  STATEMENTS OF CASH FLOWS
                                                        For the years ended December 31,

                                                        1997           1996          1995
Cash flows from operating activities:
  Net income                                          $  634,505    $  878,737    $1,884,603
                                                      __________    __________    __________
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                         2,106,041     2,417,385     3,806,321
  Write-down of equipment to net realizable value         61,863       382,274       421,877
  Proceeds from direct financing leases,
   net of earned income                                  209,459        71,320       501,872
  (Gain) loss on sale of equipment, net                  178,961      (403,111)   (1,041,128)
  (Increase) decrease in accounts receivable               9,762        60,568         7,730
  (Increase) decrease in due from related parties       (145,073)      210,416      (176,487)
  Increase (decrease) in lease rents paid in advance    (151,100)      (60,388)      112,876
  Increase (decrease) in accounts payable
   and accrued expenses                                   30,472      (145,345)      (51,194)
  Increase (decrease) in other, net                      (28,318)       37,805        39,189
                                                      __________    __________    __________

   Total adjustments                                   2,272,067     2,570,924     3,621,056
                                                      __________    __________    __________

  Net cash provided by operating activities            2,906,572     3,449,661     5,505,659
                                                      __________    __________    __________

Cash flows from investing activities:
  Acquisition of equipment                            (2,143,926)   (3,075,481)   (3,237,087)
  Maturity of investment securities held to maturity        -             -          495,991
  Proceeds from sale of equipment                        282,576     1,019,179     2,369,707
                                                      __________    __________    __________

  Net cash used in investing activities               (1,861,350)   (2,056,302)     (371,389)
                                                      __________    __________    __________

Cash flows from financing activities:
  Distributions                                         (600,000)     (960,000)   (6,760,990)
  Redemptions of capital                                    -         (267,259)      (81,489)
                                                      __________    __________    __________

  Net cash used in financing activities                 (600,000)   (1,227,259)   (6,842,479)
                                                      __________    __________    __________

  Increase (decrease) in cash and cash equivalents       445,222       166,100    (1,708,209)

  Cash and cash equivalents, beginning of year         3,234,408     3,068,308     4,776,517
                                                      __________    __________    __________

  Cash and cash equivalents, end of year              $3,679,630    $3,234,408    $3,068,308
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

Impairment of Long-Lived Assets

Effective January 1, 1996, the Fund adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard provides guidance on when to recognize and how to measure impairment losses of long-lived assets and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no impact on the net income of the Fund.

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

                   FIDELITY LEASING INCOME FUND V, L.P.

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

                    FIDELITY LEASING INCOME FUND V, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $1,000, $96,000 and $307,000 or $.04, $3.75 and $10.56 per unit to write down its rental equipment in the fourth quarter of 1997, 1996 and 1995, respectively.

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

4.  EQUIPMENT LEASED

Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 52 months. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1997, 1996 and 1995, approximately $62,000, $382,000 and $422,000, respectively was charged to write-down of equipment to net realizable value. Any future losses are dependent upon technological developments affecting the computer equipment industry in subsequent years.

                    FIDELITY LEASING INCOME FUND V, L.P.

4.  EQUIPMENT LEASED (Continued)

The Fund also had equipment leased under the direct financing method in accordance with SFAS No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. There were no direct financing leases at December 31, 1997.

The future approximate minimum rentals to be received on noncancellable operating leases as of December 31 are as follows:




          1998               $1,742,000
          1999                  612,000
          2000                   70,000
                             __________
                             $2,424,000
                             ==========

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

                    FIDELITY LEASING INCOME FUND V, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
Following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                1997        1996         1995

Management fee                $200,574    	$223,305     $338,489
Reimbursable costs             172,435     211,769      254,182

During 1997, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

Amounts due from related parties at December 31, 1997 and 1996 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

Amounts due to related parties at December 31, 1997 and 1996 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

For the year ended December 31, 1997, one customer accounted for approximately 26% and two customers accounted for 14% each of the Fund's rental income. For the year ended December 31, 1996, three customers accounted for approximately 11%, 9% and 8% of the Fund's rental income. For the year ended December 31, 1995, three customers generated approximately 21%, 16% and 11% of the Fund's rental income

7.  CASH DISTRIBUTIONS

Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

Month of Distribution               1997          1996          1995
       February                  $150,000       $240,000     $2,730,949
       May                        150,000        240,000      2,168,996
       August                     150,000        240,000      1,354,750
       November                   150,000        240,000        506,295
                                 ________       ________     __________

                                 $600,000       $960,000     $6,760,990
                                 ========       ========     ==========

                    FIDELITY LEASING INCOME FUND V, L.P.

7.  CASH DISTRIBUTIONS (Continued)

In addition, the General Partner declared and paid a cash distribution of $150,000 in February 1998 for the three months ended
December 31, 1997, to all admitted partners as of December 31, 1997.