Form 10-Q
period 1998-03-31
FIDELITY LEASING INCOME FUND V LP
filed 1998-05-15
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

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

3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
_______________________________________________________________________________
       (Address of principal executive offices)                  (Zip code)

                                (215) 574-1636
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

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

                        FIDELITY LEASING INCOME FUND V, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1998                     1997
                                          __________              ____________

Cash and cash equivalents                 $2,955,794              $3,679,630

Accounts receivable                          367,245                 193,525

Due from related parties                     123,349                 158,700

Equipment under operating leases
(net of accumulated depreciation
of $7,574,185 and $7,078,588,
respectively)                              4,837,930               3,423,328

Equipment held for sale or lease                 182                     182
                                          __________              __________

       Total assets                       $8,284,500              $7,455,365
                                          ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  236,867              $  253,242

     Accounts payable - equipment            692,514                    -

     Accounts payable and
      accrued expenses                       254,163                 109,888

     Due to related parties                   17,167                  28,167
                                          __________              __________

       Total liabilities                   1,200,711                 391,297

Partners' capital                          7,083,789               7,064,068
                                          __________              __________
       Total liabilities and
        partners' capital                 $8,284,500              $7,455,365
                                          ==========              ==========






The accompanying notes are an integral part of these financial statements.



                                       2



                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                    1998               1997
                                                  ________          _________

Income:
     Rentals                                      $891,246           $746,874
     Earned income on direct financing leases         -                 4,463
     Interest                                       44,785             42,050
     Gain on sale of equipment, net                 54,500               -
     Other                                           1,383              4,584
                                                  ________           ________

                                                   991,914            797,971
                                                  ________           ________

Expenses:
     Depreciation                                  694,951            553,483
     Write-down of equipment to net
      realizable value                                -                47,411
     General and administrative                     32,584             20,341
     General and administrative to related
      party                                         43,015             41,545
     Management fee to related party                51,643             45,512
     Loss on sale of equipment, net                   -                20,263
                                                  ________           ________

                                                   822,193            728,555
                                                  ________           ________

Net income                                        $169,721           $ 69,416
                                                  ========           ========

Net income per equivalent
  limited partnership unit                        $   6.65           $   2.71
                                                  ========           ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               25,267             25,048
                                                  ========           ========












The accompanying notes are an integral part of these financial statements.


                                       3


                      FIDELITY LEASING INCOME FUND V, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1998

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1998          $2,766     76,137   $7,061,302    $7,064,068

Cash distributions                (1,500)      -        (148,500)     (150,000)

Net income                         1,697       -         168,024       169,721
                                  ______     ______   __________    __________

Balance, March 31, 1998           $2,963     76,137   $7,080,826    $7,083,789
                                  ======     ======   ==========    ==========




































The accompanying notes are an integral part of these financial statements.



                                       4

                      FIDELITY LEASING INCOME FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                                  (Unaudited)

                                                      1998          1997
                                                    ________      ________
Cash flows from operating activities:
     Net income                                    $ 169,721    $   69,416
                                                   _________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    694,951       553,483
     Write-down of equipment to net
      realizable value                                  -           47,411
     Proceeds from direct financing leases,
      net of earned income                              -           18,868
     (Gain) loss on sale of equipment, net           (54,500)       20,263
     (Increase) decrease in accounts receivable     (173,720)       96,567
     (Increase) decrease in due from related parties  35,351      (217,188)
     Increase (decrease) in lease rents paid
      in advance                                     (16,375)       (4,449)
     Increase (decrease) in accounts payable-
      equipment                                      692,514       962,652
     Increase (decrease) in accounts payable and
      accrued expenses                               144,275        40,343
     Increase (decrease) in due to related parties   (11,000)      (23,885)
                                                  __________    __________
                                                   1,311,496     1,494,065
                                                  __________    __________

     Net cash provided by operating activities     1,481,217     1,563,481
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                     (2,109,553)   (1,023,759)
     Proceeds from sale of equipment                  54,500        59,950
                                                  __________    __________

     Net cash provided by (used in)
      investing activities                        (2,055,053)     (963,809)
                                                  __________    __________

Cash flows from financing activities:
     Distributions                                  (150,000)     (150,000)
                                                  __________    __________

     Net cash used in financing activities          (150,000)     (150,000)
                                                  __________    __________

     Increase (decrease) in cash and
      cash equivalents                              (723,836)      449,672

     Cash and cash equivalents, beginning
      of period                                    3,679,630     3,234,408
                                                  __________    __________

     Cash and cash equivalents, end of period     $2,955,794    $3,684,080
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.
                                      5


                      FIDELITY LEASING INCOME FUND V, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1998

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 52 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental consists primarily of computer equipment under operating leases. equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $47,411 was charged to write-down of equipment to net realizable value for the three months ended March 31, 1997. There was no charge to write-down of equipment to net realizable value for the three months ended March 31, 1998. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of March 31, 1998 are as follows:


            Years Ending December 31
            ________________________

                      1998                $1,765,000
                      1999                 1,083,000
                      2000                   429,000
                                          __________
                                          $3,277,000
                                          ==========

    Subsequent to March 31, 1998, the Fund purchased $671,898 of equipment subject to an operating lease with an initial lease term of 24 months. The future approximate minimum rentals to be received on this noncancellable operating lease are $213,543 in 1998, $284,724 in 1999 and $71,181 in 2000.

                      FIDELITY LEASING INCOME FUND V, L.P.

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% or 3% of rental payments from equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. This management fee is paid quarterly only if and when the Limited Partners have received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended
    March 31:

                                               1998                 1997
                                             ________             ________

          Management fee                     $51,643               $45,512
          Reimbursable costs                  43,015                41,545

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1998 and December 31, 1997 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $150,000 in May 1998 for the three months ended March 31, 1998, to all admitted partners as of March 31, 1998.

                       FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $991,914 and
$797,971 for the three months ended March 31, 1998 and 1997, respectively. Rental income from the leasing of computer equipment accounted for 90% and 94% of total revenues for the first quarter of 1998 and 1997, respec-tively. The increase in revenues is primarily attributable to the increase in rental income. In 1998, rental income increased by approximately $320,000 because of rents generated from equipment purchased since the first quarter of 1997. This increase, however, was reduced by approximately $175,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. Additionally, the Fund recognized a net gain on sale of equipment of $54,500 for the quarter ended March 31, 1998 compared to no gain on sale of equipment for the quarter ended March 31, 1997, which also contributed to the increase in revenues in 1998.

    Expenses were $822,193 and $728,555 during the three months ended March
31, 1998 and 1997, respectively. Depreciation expense comprised 85% and 76% of total expenses during the first quarter of 1998 and 1997, respectively. The increase in expenses between 1998 and 1997 is primarily attributable to an increase in depreciation expense because of equipment purchased since March 1997. However, the decrease in write-down of equipment to net realizable value helped mitigate the overall increase in expenses. Based upon the review of the recoverability of the undepreciated cost of rental equipment, there was no charge to operations to write down equipment to its estimated net realizable value for the three months ended March 31, 1998 as compared to $47,411 charged to write-down of equipment to net realizable value for the three months ended March 31, 1997. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Additionally, the Fund recognized a net gain on sale of equipment for the quarter ended March 31, 1998 as discussed above but incurred a net loss on sale of equipment of $20,263 for the quarter ended March 31, 1997 which also reduced the increase in overall expenses in 1998.

	For the three months ended March 31, 1998 and 1997, the Fund's net income was $169,721 and $69,416, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $6.65 and $2.71 based on a weighted average number of equivalent limited partnership units outstanding of 25,267 and 25,048 for the quarter ended March 31, 1998 and 1997, respectively.

    The Fund generated cash from operations of $810,172 and $690,573, for the purpose of determining cash available for distribution and distributed $150,000 to partners in both May 1998 and 1997 for the first quarter of 1998 and 1997. A cash distribution of $150,000 was paid to partners during the first quarter of 1998 for the three months ended December 31, 1997. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

                      FIDELITY LEASING INCOME FUND V, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 1998. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations which was not distributed to partners for terms consistent with the plan of dissolution. During the quarter ended March 31, 1998 and 1997, the Fund purchased $2,109,553 and $1,023,759 of equipment, respectively.

    Subsequent to March 31, 1998, the Fund purchased $671,898 of equipment for lease.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND V, L.P.

                                 March 31, 1998

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

               FIDELITY LEASING INCOME FUND V, L.P.




            5-14-98     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-14-98     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)