Form 10-Q
period 1998-06-30
FIDELITY LEASING INCOME FUND V LP
filed 1998-08-13
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

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

                        FIDELITY LEASING INCOME FUND V, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1998                     1997
                                         _____________            ____________

Cash and cash equivalents                  $  835,184              $3,679,630

Accounts receivable                           521,735                 193,525

Due from related parties                        5,335                 158,700

Equipment under operating leases
(net of accumulated depreciation
of $6,375,750 and $7,078,588,
respectively)                               4,326,067               3,423,328

Net investment in direct financing leases     305,699                    -

Equipment held for sale or lease            1,237,943                     182
                                           __________              __________

       Total assets                        $7,231,963              $7,455,365
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $  211,142              $  253,242

     Accounts payable and
      accrued expenses                         90,576                 109,888

     Due to related parties                       303                  28,167
                                           __________              __________
       Total liabilities                      302,021                 391,297

Partners' capital                           6,929,942               7,064,068
                                           __________              __________
       Total liabilities and
        partners' capital                  $7,231,963              $7,455,365
                                           ==========              ==========


The accompanying notes are an integral part of these financial statements.

                                         2


                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                 1998          1997      1998         1997
                                 ____          ____      ____         ____

Income:
   Rentals                     $920,251    $763,288   $1,811,497   $1,510,162
   Earned income on direct
    financing leases              9,139       4,028        9,139        8,491
   Interest                      23,918      41,026       68,703       83,076
   Gain on sale of equipment,
    net                           9,524        -          64,024         -
   Other                          2,739       3,163        4,122        7,747
                               ________    ________    _________   __________

                                965,571     811,505    1,957,485    1,609,476
                               ________    ________    _________   __________

Expenses:
   Depreciation                 740,905     555,640    1,435,856    1,109,123
   Write-down of equipment to
    net realizable value        105,000      13,457      105,000       60,868
   General and administrative    22,533      24,346       55,117       44,687
   General and administrative
    to related party             51,259      42,784       94,274       84,329
   Management fee to
    related party                49,721      46,497      101,364       92,009
   Loss on sale of equipment,
    net                            -          1,437         -          21,700
                               ________    ________   __________   __________

                                969,418     684,161    1,791,611    1,412,716
                               ________    ________   __________    _________

Net income (loss)              $ (3,847)   $127,344   $  165,874   $  196,760
                               ========    ========   ==========   ==========

Net income (loss) per equivalent
 limited partnership unit      $   (.20)   $   5.05   $     6.46   $     7.75
                               ========    ========   ==========   ==========

Weighted average number of
 equivalent limited partner-
 ship units outstanding
 during the period               25,267      24,929       25,267       24,989
                               ========    ========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                                       3

                      FIDELITY LEASING INCOME FUND V, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1998

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1998          $2,766     76,137   $7,061,302    $7,064,068

Cash distributions                (3,000)      -        (297,000)     (300,000)

Net income                         2,750       -         163,124       165,874
                                  ______     ______   __________    __________

Balance, June 30, 1998            $2,516     76,137   $6,927,426    $6,929,942
                                  ======     ======   ==========    ==========





























The accompanying notes are an integral part of these financial statements.




                                       4

                      FIDELITY LEASING INCOME FUND V, L.P.
                            STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                                      1998          1997
                                                    ________      ________
Cash flows from operating activities:
     Net income                                   $  165,874     $  196,760
                                                  __________     __________
     Adjustments to reconcile net income
      to net cash provided by operating activities:
     Depreciation                                  1,435,856       1,109,123
     Write-down of equipment to net
      realizable value                               105,000         60,868
     Proceeds from direct financing leases,
      net of earned income                             9,281         38,170
     (Gain) loss on sale of equipment, net           (64,024)        21,700
     (Increase) decrease in accounts receivable     (328,210)       112,425
     (Increase) decrease in due from related parties 153,365         13,169
     Increase (decrease) in lease rents paid
      in advance                                     (42,100)       (73,200)
     Increase (decrease) in accounts payable-
      equipment                                         -           (19,800)
     Increase (decrease) in accounts payable and
      accrued expenses                               (19,312)        (2,918)
     Increase (decrease) in due to related parties   (27,864)       (26,693)
                                                  __________     __________
                                                   1,221,992      1,232,844
                                                  __________     __________

     Net cash provided by operating activities     1,387,866      1,429,604
                                                  __________     __________
Cash flows from investing activities:
     Acquisition of equipment                     (4,007,513)    (1,023,941)
     Proceeds from sale of equipment                  75,201         98,909
                                                  __________     __________

     Net cash used in investing activities        (3,932,312)      (925,032)
                                                  __________     __________
Cash flows from financing activities:
     Distributions                                  (300,000)      (300,000)
                                                  __________     __________

     Net cash used in financing activities          (300,000)      (300,000)
                                                  __________     __________

     Increase (decrease) in cash and cash
      equivalents                                 (2,844,446)       204,572

     Cash and cash equivalents, beginning
      of period                                    3,679,630      3,234,408
                                                  __________     __________
     Cash and cash equivalents, end of period     $  835,184     $3,438,980
                                                  ==========     ==========
The accompanying notes are an integral part of these financial statements.
                                      5

                      FIDELITY LEASING INCOME FUND V, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1998

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 36 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $105,000 and $60,868 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of June 30, 1998 is as follows:

          Net minimum lease payments to be received       $424,000
          Less unearned income                             118,000
          Add expected future residual                        -
                                                          ________
                                                          $306,000
                                                          ========

                      FIDELITY LEASING INCOME FUND V, L.P.

1.  EQUIPMENT LEASED (CONTINUED)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 1998 are as follows:

                                                             Direct
            Years Ending December 31       Operating        Financing
            ________________________       _________        _________

                      1998                $1,319,000         $111,000
                      1999                 2,704,000          221,000
                      2000                   831,000           92,000
                      2001
                                          __________         ________
                                          $4,854,000         $424,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1998 and 1997:

                                Three Months Ended       Six Months Ended
                                      June 30                June 30
                                1998          1997       1998        1997
                                ____          ____       ____        ____

          Management fee      $49,721       $46,497    $101,364    $92,009
          Reimbursable costs   51,259        42,784      94,274     84,329

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the chairman of Resource America, Inc. serves as a director.

                      FIDELITY LEASING INCOME FUND V, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at June 30, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at June 30, 1998 and December 31, 1997 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $125,000 in August 1998 for the three months ended June 30, 1998, to all admitted partners as of June 30, 1998.

                      FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $965,571 and
$811,505 for the three months ended June 30, 1998 and 1997, respectively and $1,957,485 and $1,609,476 for the six months ended June 30, 1998 and 1997, respectively. Rental income from the leasing of equipment accounted for 95% and 94% of total revenues for the second quarter of 1998 and 1997, respectively and 93% and 94% of total revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in revenues is primarily attributable to an increase in rental income. In 1998, rental income increased by approximately $490,000 because of rents recognized on equipment purchased since the second quarter of 1997 as well as rents generated from 1997 equipment purchases for which a full six months of rent was earned in 1998 and only a portion of the six months was earned in 1997. This increase in rent was reduced by approxi-mately $189,000 resulting from equipment which came off lease and was re-leased at lower rental rates or sold. Additionally, the Fund recognized a net gain on sale of equipment of $64,024 for the six months ended June 30, 1998. There was no gain on sale of equipment for the six months ended June 30, 1997. The increase in this account also contributed to the overall increase in revenues in 1998.

    Expenses were $969,418 and $684,161 during the three months ended June
30, 1998 and 1997, respectively and $1,791,611 and $1,412,716 during the six months ended June 30, 1998 and 1997, respectively. Depreciation expense comprised 76% and 81% of total expenses during the second quarter of 1998 and 1997, respectively and 80% and 79% of total expenses during the first six months of 1998 and 1997, respectively. The increase in expenses between 1998 and 1997 is primarily attributable to an increase in depreciation expense because of equipment purchased since June 1997. Additionally, the increase in write-down of equipment to net realizable value contributed to the overall increase in expenses in 1998. Based upon the review of the recoverability of the undepreciated cost of rental equipment, $105,000 was charged to operations to write down equipment to its estimated net realizable value for the six months ended June 30, 1998 compared to $60,868 for the six months ended June 30, 1997. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. The decrease in net loss on sale of equipment in 1998 reduced the overall increase in expenses for this year. There was no loss incurred for the six months ended June 30, 1998 compared to a net loss on sale of equipment of $21,700 for the six months ended June 30, 1997.

                      FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    For the three months ended June 30, 1998 and 1997, the Fund had net income
(loss) of ($3,847) and $127,344, respectively.  For the six months ended
June 30, 1998 and 1997, the Fund had net income of $165,874 and $196,760, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner were ($0.20) and $5.05 based on a weighted average number of equivalent limited partnership units outstanding of 25,267 and 24,929 for the quarter ended June 30, 1998 and 1997, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $6.46 and $7.75 based on a weighted average number of equivalent limited partnership units outstanding of 25,267 and 24,989 for the six months ended June 30, 1998 and 1997, respec-tively.

    The Fund generated cash from operations of $832,534 and $697,878, for the purpose of determining cash available for distribution for the quarter ended June 30, 1998 and 1997, respectively and distributed $125,000 and $150,000 to partners in August 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, the Fund generated cash from operations of $1,642,706 and $1,388,451 and distributed $150,000 to partners during the six months ended June 30, 1998 and 1997, respectively and $125,000 and $150,000 in August 1998 and 1997, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 1997. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations which was not distributed to partners for terms consistent with the plan of dissolution. The Fund purchased $4,007,513 and $1,023,941 of equipment during the six months ended June 30, 1998 and 1997, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND V, L.P.

                                 June 30, 1998

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

               FIDELITY LEASING INCOME FUND V, L.P.




            8-13-98     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-13-98    By:   Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND V, L.P.




                        By:
            8-  -98          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





                        By:
            8-  -98          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)


























                                         12