Form 10-Q
period 1998-09-30
FIDELITY LEASING INCOME FUND V LP
filed 1998-11-13
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

                 3 North Columbus Boulevard, Philadelphia, PA 19106
_______________________________________________________________________________
                (Address of principal executive offices)   (Zip code)

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

                        FIDELITY LEASING INCOME FUND V, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)               (Audited)
                                         September 30,             December 31,
                                             1998                      1997
                                         _____________            _____________

Cash and cash equivalents                  $  850,469              $3,679,630

Accounts receivable                           219,097                 193,525

Due from related parties                       21,888                 158,700

Equipment under operating leases
(net of accumulated depreciation
of $6,255,721 and $7,078,588,
respectively)                               3,593,712               3,423,328

Net investment in direct financing leases   2,460,543                    -

Equipment held for sale or lease               10,590                     182
                                           __________              __________

       Total assets                        $7,156,299              $7,455,365
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $  258,573              $  253,242

     Accounts payable and
      accrued expenses                         81,399                 109,888

     Due to related parties                    59,548                  28,167
                                           __________              __________

       Total liabilities                      399,520                 391,297

Partners' capital                           6,756,779               7,064,068
                                           __________              __________
           Total liabilities and
            partners' capital              $7,156,299              $7,455,365
                                           ==========              ==========








     The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND V, L.P.

                              STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                    1998         1997       1998         1997
                                    ____         ____       ____         ____

Income:
     Rentals                      $694,094   $  938,700  $2,505,591  $2,448,862
     Earned income on direct
      financing leases              52,583        3,585      61,722      12,076
     Interest                       12,611       45,586      81,314     128,662
     Gain on sale of equipment,
      net                           39,686         -        103,710        -
     Other                           4,081        3,473       8,203      11,220
                                  ________   __________  __________  __________

                                   803,055      991,344   2,760,540   2,600,820
                                  ________   __________  __________  __________

Expenses:
     Depreciation                  601,432      496,075   2,037,288   1,605,198
     Write-down of equipment to
      net realizable value         109,926         -        214,926      60,868
     General and administrative     55,504       20,102     110,621      64,789
     General and administrative to
      related party                 43,791       32,170     138,065     116,499
     Management fee to related
      party                         40,565       57,022     141,929     149,031
     Loss on sale of equipment,
      net                             -         188,564        -        210,264
                                  ________   __________  __________  __________

                                   851,218      793,933   2,642,829   2,206,649
                                  ________   __________  __________  __________

Net income (loss)                 $(48,163)  $  197,411  $  117,711  $  394,171
                                  ========   ==========  ==========  ==========

Net income (loss) per equivalent
  limited partnership unit        $  (2.00)  $     7.82  $     4.53  $    15.60
                                  ========   ==========  ==========  ==========

Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                 24,696       24,978      25,077      24,986
                                  ========   ==========  ==========  ==========







     The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND V, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1998

                                    (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1998          $2,766     76,137   $7,061,302   $7,064,068

Cash distributions                (4,250)      -        (420,750)    (425,000)

Net income                         4,000       -         113,711      117,711
                                  ______     ______   __________   __________
Balance, September 30, 1998       $2,516     76,137   $6,754,263   $6,756,779
                                  ======     ======   ==========   ==========






































     The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND V, L.P.
                              STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1998 and 1997
                                     (Unaudited)
                                                      1998          1997
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  117,711    $  394,171
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by
      operating activities:
     Depreciation                                  2,037,288     1,605,198
     Write down of equipment to
      net realizable value                           214,926        60,868
     Proceeds from direct financing leases,
      net of earned income                            95,032        57,914
     (Gain) loss on sale of equipment, net          (103,710)      210,264
     (Increase) decrease in accounts receivable      (25,572)       90,379
     (Increase) decrease in due from
      related parties                                136,812         8,406
     Increase (decrease) in lease rents paid
      in advance                                       5,331       (79,749)
     Increase (decrease) in accounts payable -
      equipment                                         -          (19,800)
     Increase (decrease) in accounts payable and
      accrued expenses                               (28,489)       (4,692)
     Increase (decrease) in due to
      related parties                                 31,381       (24,240)
                                                  __________    __________
                                                   2,362,999     1,904,548
                                                  __________    __________
     Net cash provided by operating activities     2,480,710     2,298,719
                                                  __________    __________
Cash flows from investing activities:
     Acquisition of equipment                     (2,781,652)   (1,239,346)
     Investment in direct financing leases        (2,240,596)          -
     Proceeds from sale of equipment                 137,377       202,527
                                                  __________    __________
     Net cash used in investing activities        (4,884,871)   (1,036,819)
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (425,000)     (450,000)
                                                  __________    __________
     Net cash used in financing activities          (425,000)     (450,000)
                                                  __________    __________
     Increase (decrease) in cash and
      cash equivalents                            (2,829,161)      811,900
     Cash and cash equivalents, beginning
      of period                                    3,679,630     3,234,408
                                                  __________    __________
     Cash and cash equivalents, end of period     $  850,469    $4,046,308
                                                  ==========    ==========






     The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND V, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1998
                                     (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 36 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $214,926 and 60,868 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1998 is as follows:

          Net minimum lease payments to be received        $2,844,000
          Less unearned income                                384,000
          Add expected future residuals                          -
                                                           __________

                                                           $2,460,000
                                                           ==========

                        FIDELITY LEASING INCOME FUND V, L.P.

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 1998 are as follows:

                                                             Direct
            Years Ending December 31       Operating        Financing
            ________________________       _________        _________

                      1998                $  653,000       $  185,000
                      1999                 1,823,000          741,000
                      2000                   494,000          612,000
                      2001                      -             520,000
                   Thereafter                   -             786,000
                                          __________       __________
                                          $2,970,000       $2,844,000
                                          ==========       ==========

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1998 and 1997:

                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                              1998          1997             1998        1997
                              ____          ____             ____        ____

      Management fee        $40,565       $57,022         $141,929    $149,031
      Reimbursable costs     43,791        32,170          138,065     116,499

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

                        FIDELITY LEASING INCOME FUND V, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at September 30, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 1998 and December 31, 1997 represents monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $125,000 in November 1998 for the three months ended September 30, 1998, to all admitted partners as of September 30, 1998.

                        FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $803,055 and
$991,344 for the three months ended September 30, 1998 and 1997, respec-tively, and $2,760,540 and $2,600,820 for the nine months ended September 30, 1998 and 1997, respectively. Rental income from the leasing of equipment accounted for 86% and 95% of total revenues for the third quarter of 1998 and 1997, respectively and 91% and 94% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in total revenues is primarily attributable to an increase in net gain on sale of equipment. The Fund recognized $103,710 of net gain on sale of equipment during the nine months ended September 30, 1998 compared to no net gain recognized for the same period in 1997. Additionally, the increase in total revenues was caused by the increase in rental income in 1998. Rental income increased approximately $1,131,000 because of rents generated from equipment purchased since the third quarter of 1997 as well as rental income earned on 1997 equipment purchases for which a full nine months was earned in 1998 but only a portion of the nine months was earned in 1997. This increase, however, was reduced by approximately $1,075,000 because of equipment that came off lease and was re-leased at lower rental rates or sold. Furthermore, the Fund invested in approximately $2.2 million of direct financing leases during the nine months ended September 30, 1998 and earned $61,722 of income on direct financing leases for this period compared to $12,076 earned for the nine months ended September 30, 1997. This increase also accounts for the overall increase in revenues in 1998. Interest income, however, decreased during 1998 because of lower cash balances available for investment by the Fund. This decrease in interest income lowered the amount of the total increase in revenues in 1998.


    Expenses were $851,218 and $793,933 for the three months ended Septem-ber 30, 1998 and 1997, respectively and $2,642,829 and $2,206,649 for the nine months ended September 30, 1998 and 1997, respectively. Depreciation expense comprised 71% and 62% of total expenses during the third quarter of 1998 and 1997, respectively and 77% and 73% of total expenses during the first nine months of 1998 and 1997, respectively. The increase in expenses between 1998 and 1997 is primarily attributable to the increase in depreciation expense. Depreciation expense increased because of new equipment purchased since the third quarter of 1997 as well as depreciation taken on 1997 equipment purchases for which a full nine months was recorded in 1998 and only a portion of the nine months was recorded in 1997. In addition, the increase in the write-down of equipment to net realizable value also caused the increase in total expenses in 1998. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $214,926 was charged to operations to write down equipment to its estimated net realizable value for the nine months ended September 30, 1998 compared to $60,868 for the nine months ended September 30, 1997. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Furthermore, the equipment remarketing fees that are included in general and administrative expenses increased in 1998 compared to 1997 which also caused the increase in total expenses during the nine months ended September 30, 1998. However, the Fund recorded a net loss on sale of equipment of $210,264 for the nine months ended September 30, 1997. There was no loss on sale of equipment incurred for the nine months ended September 30, 1998 which mitigated the overall increase in expenses during the current period.

                        FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

    For the three months ended September 30, 1998 and 1997, the Fund had net income (loss) of ($48,163) and $197,411, respectively. For the nine months ended September 30, 1998 and 1997, the Fund had net income of $117,711 and $394,171, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner were ($2.00) and $7.82 based on a weighted average number of equivalent limited partnership units outstanding of 24,696 and 24,978 for the quarter ended September 30, 1998 and 1997, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $4.53 and $15.60 based on a weighted average number of equivalent limited partnership units outstand-ing of 25,077 and 24,986 for the nine months ended September 30, 1998 and 1997, respectively.

    The Fund generated cash from operations of $623,509 and $882,050, for the purpose of determining cash available for distribution and distributed $125,000 and $150,000 to partners in November 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, the Fund generated cash from operations of $2,266,215 and $2,270,501 and distributed $275,000 and $300,000 to partners during the nine months ended September 30, 1998 and 1997, respectively and $125,000 and $150,000 in November 1998 and 1997, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase equipment with cash available from operations and sales proceeds which were not distributed to partners. The Fund purchased $2,781,651 and $1,239,346 of equipment during the nine months ended September 30, 1998 and 1997, respectively. The Fund also invested $2,240,592 in direct financing leases during the nine months ended September 30, 1998.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                        FIDELITY LEASING INCOME FUND V, L.P.

                                 September 30, 1998

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

               FIDELITY LEASING INCOME FUND V, L.P.




        11-12-98      By:  Freddie M. Kotek
        ________           _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                          (Principal Operating Officer)




        11-12-98      By:  Marianne T. Schuster
        ________           _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)

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