Form 10-K
period 1998-12-31
FIDELITY LEASING INCOME FUND V LP
filed 1999-03-30
CIK 830660

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1998

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

The number of outstanding limited partnership units of the Registrant at December 31, 1998 is 76,137.

There is no public market for these securities.

The index of Exhibits is located on page 10.


                                        1
                                      PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund V, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1988 and acquires equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations, networking equipment as well as other electronic equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective The Fund does not borrow funds to purchase equipment.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1998, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES
     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing methods as of December 31, 1998:
Operating Leases:
                                             Purchase Price     Percentage of
      Type of Equipment                       of Equipment     Total Equipment
      Communications Controllers              $  676,934             9.88%
      Disk Storage Systems                       615,029             8.97
      Network Communications                     529,197             7.72
      Printers                                   173,321             2.53
      Tape Storage Systems                       106,322             1.55
      Technical Workstations and Terminals     4,752,440            69.35
                                              __________           ______
      Totals                                  $6,853,243           100.00%
                                              ==========           ======
Direct Financing Leases:
                                             Purchase Price     Percentage of
      Type of Equipment                       of Equipment     Total Equipment
      Electron Microscopes                    $2,118,268            73.58%
      PCB Assembly Equipment                     445,785            15.48
      Technical Workstations and Terminals       314,979            10.94
                                              __________           ______
      Totals                                  $2,879,032           100.00%
                                              ==========           ======
     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equip-ment leased by the Fund under the operating and direct financing methods as of December 31, 1998:
Operating Leases:
                                             Purchase Price     Percentage of
      Type of Business                        of Equipment     Total Equipment
      Broadcasting/Entertainment              $  393,515             5.74%
      Computers/Data Processing                1,254,438            18.30
      Diversified Financial/Banking/Insurance    412,916             6.03
      Manufacturing/Refining                     362,653             5.29
      Publishing/Printing                         81,984             1.20
      Retailing/Consumer Goods                   730,937            10.67
      Telephone/Telecommunications             3,616,800            52.77
                                              __________           ______
      Totals                                  $6,853,243           100.00%
                                              ==========           ======
Direct Financing Leases:
                                             Purchase Price     Percentage of
      Type of Business                        of Equipment     Total Equipment
      Manufacturing/Refining                  $2,118,268            73.58%
      Retailing/Consumer Goods                   445,785            15.48
      Telephone/Telecommunications               314,979            10.94
                                              __________           ______
      Totals                                  $2,879,032           100.00%
                                              ==========           ======
Average Initial Term of Leases (in months): 26

Item 3.  LEGAL PROCEEDINGS

     Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                          PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.
     (b)  Number of Equity Security Holders:
                                                 Number of Partners
               Title of Class                  as of December 31, 1998
               Limited Partnership Interests          2,573
               General Partnership Interest               1

Item 6.  SELECTED FINANCIAL DATA
                                       For the Years Ended December 31,
                            1998         1997         1996         1995         1994
Total Income             $3,640,530   $3,442,545   $4,269,938   $6,821,697   $9,380,728
Net Income                  232,105      634,505      878,737    1,884,603    1,532,102
Distributions to Partners   550,000      600,000      960,000    6,760,990    5,530,243
Net Income per Equivalent
 Limited Partnership Unit      9.05        25.07        33.97        63.35        37.01
Weighted Average
 Number of Equivalent
 Limited Partnership
 Units Outstanding
 During the Year             25,065       25,054       25,610       29,077       39,545

                                                  December 31,
                            1998         1997         1996         1995         1994
Total Assets            $ 7,047,755  $ 7,455,365  $ 7,569,806  $ 8,096,622  $12,968,181
Equipment under
 Operating Leases
 and Equipment Held for
 Sale or Lease (Net)      2,354,710    3,423,510    3,909,025    4,249,271    6,568,961
Net Investment in
 Direct Financing
 Leases                   2,489,583         -         209,459      280,779      782,651
Limited Partnership
 Units                       76,137       76,137       76,137       78,970       79,679
Limited Partners              2,573        2,570        2,558        2,604        2,628

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $3,640,530, $3,442,545 and $4,269,938 for the years ended December 31, 1998, 1997 and 1996, respectively. Rental income from the leasing of equipment accounted for 90%, 94% and 86% of total income in 1998, 1997 and 1996, respectively. The increase in total revenues in 1998 is primarily attributable to an increase in earned income on direct financing leases. During 1998, the Fund invested in $2,731,393 of direct financing leases resulting in an increase in the earned income recognized on direct financing leases. There were no investments made in direct financing leases during 1997 and 1996. The increase in rental income in 1998 and the decrease in rental income in 1997 also accounts for the change in total revenues during these years. In 1998, rental income increased by approxi-mately $1,156,000 due to equipment which was purchased and put on lease, as well as, rental income realized on 1997 equipment purchases for which a full year of rent was earned in 1998 and only a partial year was earned in 1997. Additionally, the Fund entered into a transaction in which it collected the remaining rents owed on certain leases and recognized $315,000 of rental income. This increase in rents, however, was reduced by $1,410,000 because of equipment that came off lease and was released at lower rental rates or sold. In 1997, rental income decreased by approximately $1,647,000 due to lease terminations or sales of equipment. This decrease, however, was mitigated by an increase of approximately $1,209,000 of rental income gene-rated from equipment purchased in 1997, as well as, rental income realized on 1996 equipment purchases for which a full year of rent was earned in 1997 and only a partial year was earned in 1996. Furthermore, the Fund recognized $53,323 of net gain on sale of equipment in 1998 compared to $-0-in 1997 and $403,111 in 1996. The fluctuation in this account contributed to the increase in total revenues in 1998 and the decrease in total revenues in 1997. In 1998, the decrease in interest income resulting from lower cash balances available for investment by the Fund, reduced the overall increase in revenues. In 1997, however, interest income increased due to higher interest rates earned on invested cash by the Fund which mitigated the over-all decrease in total revenues from 1996.

     Expenses were $3,408,425, $2,808,040 and $3,391,201 for the years ended December 31, 1998, 1997 and 1996, respectively. Depreciation expense comprised 76%, 75% and 71% of total expenses in 1998, 1997 and 1996, respectively. The increase in total expenses in 1998 was primarily related to an increase in depreciation expense resulting from equipment purchases made during the year, as well as, depreciation recorded on equipment purchased in 1997 for which a full year of depreciation expense was taken in 1998 and only a partial year was taken in 1997. The decrease in expenses during 1997 was partially caused by the decrease in depreciation expense because of equip-ment which came off lease and was terminated or sold. The fluctuation in write-down of equipment to net realizable value also affected the change in total expenses in 1998 and 1997. The Fund recorded approximately $247,000, $62,000 and $382,000 of write-down of equipment to net realizable value during 1998, 1997 and 1996, respectively. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. The Fund had no net loss on sale of equipment during 1998 and 1996. However, the Fund incurred $178,961 of net loss on sale of equipment during the year ended December 31, 1997. The variation in this account lowered the overall increase in expenses in 1998 and contributed to the decrease in expenses in 1997.

     The Fund's net income was $232,105, $634,505 and $878,737 for the years ended December 31, 1998, 1997 and 1996, respectively. The earnings per equi-valent limited partnership unit, after earnings allocated to the General Partner, were $9.05, $25.07 and $33.97 for the years ended December 31, 1998, 1997 and 1996, respectively. The weighted average number of equivalent limited partnership units outstanding were 25,065, 25,054 and 25,610 for 1998, 1997 and 1996, respectively.

     The Fund generated cash from operations of $3,019,439, $2,981,370 and $3,275,285 for the purpose of determining cash available for distribution and declared distributions of $525,000, $600,000 and $870,000 to partners for the years ended December 31, 1998, 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1996, the General Partner revised its policy regarding cash distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase equipment for lease with cash available from operations and sales proceeds which are not distributed to partners. During the years ended December 31, 1998, 1997 and 1996, the Fund purchased $2,335,867, $2,143,926 and $3,075,481, respectively, of equipment subject to operating leases. Additionally, the Fund invested in $2,731,393 of direct financing leases during the year ended December 31, 1998.

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

                                           7
                                      PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     F.L. Partnership Management, Inc. (FLPMI) is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 43, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     MICHAEL L. STAINES, age 49, Director and Secretary of FLPMI since September 1995. Director of Resource America since 1994 and Senior Vice President of Resource America since 1989.

     SCOTT F. SCHAEFFER, age 36, Director of FLPMI since September 1995. Vice Chairman of the Board of Resource America since 1998 and Executive Vice President of Resource America since 1997. Prior thereto, Senior Vice President of Resource America since 1995. Vice President-Real Estate of Resource America and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1992.

     Others:

     STEPHEN P. CASO, age 43, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 40, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 31, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.






















                                         8

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1998:
               Name of Individual or      Capacities in
                  Number in Group         Which Served      Compensation
               F.L. Partnership
                Management, Inc.          General Partner     $219,659(1)
                                                               =======
                 (1) This amount does not include the General Partner's share of cash distributions made to all partners.
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     (a) As of December 31, 1998, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.
     (b)  In 1988, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities.
     No individual director or officer of F.L. Partnership Management, Inc.
     nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distri-butions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% cumulative compounded priority return; hereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.
     (c) There are no arrangements known to the Fund that would, at any sub-sequent date, result in a change in control of the Fund.
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     During the year ended December 31, 1998, the Fund was charged $219,659 of management fees by the General Partner. The General Partner will continue to receive 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with initial lease terms in excess of 42 months for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. A majority of the direct finan-cing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 3% management fee to the General Partner. This manage-ment fee is paid quarterly only if and when the Limited Partners have received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.
     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1998, the General Partner received $5,500 of cash distri-butions.
     The Fund incurred $206,109 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1998.
                                        9
                                     PART IV

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

                       (27)            Financial Data Schedule

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

Dated March 27, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                             Date



Freddie M. Kotek
____________________________  Chairman of the Board of Directors
Freddie M. Kotek               and President of F.L. Partnership         3-27-99
                               Management, Inc.
                               (Principal Executive Officer)



Michael L. Staines
____________________________  Director of F.L. Partnership
Michael L. Staines             Management, Inc.                          3-27-99



Marianne T. Schuster
____________________________  Vice President and Controller
Marianne T. Schuster           of F.L. Partnership Management, Inc.      3-27-99
                               (Principal Financial Officer)















                                        11

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                      Pages

          Report of Independent Certified Public Accountants           F-2

          Balance Sheets as of December 31, 1998 and 1997              F-3

          Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996                            F-4

          Statements of Partners' Capital for the years ended
           December 31, 1998, 1997 and 1996                            F-5

          Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                            F-6

          Notes to Financial Statements                             F-7 - F-12



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund V, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund V, L.P. as of December 31, 1998 and 1997, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ending December 31, 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signi-ficant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund V, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 12, 1999

                       FIDELITY LEASING INCOME FUND V, L.P.

                                      BALANCE SHEETS

                                         ASSETS
                                                                    December 31,

                                                               1998             1997
     Cash and cash equivalents                              $1,822,926       $3,679,630

     Accounts receivable                                       232,606          193,525

     Due from related parties                                  147,930          158,700

     Equipment under operating leases (net of
      accumulated depreciation of $4,559,234
      and $7,078,588, respectively)                          2,294,009        3,423,328

     Net investment in direct financing leases               2,489,583             -

     Equipment held for sale or lease                           60,701              182
                                                            __________       __________

             Total assets                                   $7,047,755       $7,455,365
                                                            ==========       ==========


LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:

           Lease rents paid in advance                      $  155,878       $  253,242

           Accounts payable and accrued expenses                84,219          109,888

           Due to related parties                               61,485           28,167
                                                            __________       __________

             Total liabilities                                 301,582          391,297

     Partners' capital                                       6,746,173        7,064,068
                                                            __________       __________

              Total liabilities and partners' capital       $7,047,755       $7,455,365
                                                            ==========       ==========







The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                                 STATEMENTS OF OPERATIONS



                                                    For the years ended December 31,

                                                  1998            1997           1996
   Income:
     Rentals                                   $3,290,957      $3,230,211     $3,667,788
     Earned income on direct financing
      leases                                      184,283          15,927         21,999
     Interest                                      97,204         182,934        112,518
     Gain on sale of equipment, net                53,323            -           403,111
     Other                                         14,763          13,473         64,522
                                               __________      __________     __________

                                                3,640,530       3,442,545      4,269,938
                                               __________      __________     __________

   Expenses:
     Depreciation                               2,593,989       2,106,041      2,417,385
     Write-down of equipment to net
      realizable value                            246,668          61,863        382,274
     General and administrative	                   142,000          88,166        156,468
     General and administrative to
      related party                               206,109         172,435        211,769
     Management fee to related party              219,659         200,574        223,305
     Loss on sale of equipment, net                  -            178,961           -
                                               __________      __________     __________

                                                3,408,425       2,808,040      3,391,201
                                               __________      __________     __________


   Net income                                  $  232,105      $  634,505     $  878,737
                                               ==========      ==========     ==========

   Net income per equivalent limited
    partnership unit                           $     9.05      $    25.07     $    33.97
                                               ==========      ==========     ==========


   Weighted average number of equivalent
    limited partnership units outstanding
    during the year                                25,065          25,054         25,610
                                               ==========      ==========     ==========






The accompanying notes are an integral part of these financial statements.

                             FIDELITY LEASING INCOME FUND V, L.P.

                                   STATEMENTS OF PARTNERS' CAPITAL
                         For the years ended December 31, 1998, 1997 and 1996


                                       General        Limited Partners
                                       Partner       Units       Amount           Total
                                       _______       ___________________          _____

Balance, January 1, 1996                $3,321       78,970   $7,374,764      $7,378,085

Redemptions                                 -        (2,833)    (267,259)       (267,259)

Cash distributions                      (9,600)        -        (950,400)       (960,000)

Net income                               8,700         -         870,037         878,737
                                        ______       ______   __________      __________

Balance, December 31, 1996               2,421       76,137    7,027,142       7,029,563

Cash distributions                      (6,000)        -        (594,000)       (600,000)

Net income                               6,345         -         628,160         634,505
                                        ______       ______   __________      __________

Balance, December 31, 1997               2,766       76,137    7,061,302       7,064,068

Cash distributions                      (5,500)        -        (544,500)       (550,000)

Net income                               5,250         -         226,855         232,105
                                        ______       ______   __________      __________

Balance, December 31, 1998              $2,516       76,137   $6,743,657      $6,746,173
                                        ======       ======   ==========      ==========
















The accompanying notes are an integral part of these financial statements.

                            FIDELITY LEASING INCOME FUND V, L.P.

                                      STATEMENTS OF CASH FLOWS
                                                      For the years ended December 31,
                                                     1998           1997          1996
Cash flows from operating activities:
  Net income                                       $  232,105    $  634,505    $  878,737
                                                   __________    __________    __________
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                      2,593,989     2,106,041     2,417,385
  Write-down of equipment to net
   realizable value                                   246,668        61,863       382,274
  (Gain) loss on sale of equipment, net               (53,323)      178,961      (403,111)
  (Increase) decrease in accounts receivable          (39,081)        9,762        60,568
  (Increase) decrease in due from related
   parties                                             10,770      (145,073)      210,416
  Increase (decrease) in lease rents paid
   in advance                                         (97,364)     (151,100)      (60,388)
  Increase (decrease) in accounts payable
   and accrued expenses                               (25,669)       30,472      (145,345)
  Increase (decrease) in other, net                    33,318       (28,318)       37,805
                                                   __________    __________    __________
   Total adjustments                                2,669,308     2,062,608     2,499,604
                                                   __________    __________    __________
  Net cash provided by operating activities         2,901,413     2,697,113     3,378,341
                                                   __________    __________    __________
Cash flows from investing activities:
  Acquisition of equipment                         (2,335,867)   (2,143,926)   (3,075,481)
  Investment in direct financing leases            (2,731,393)         -             -
  Proceeds from direct financing leases,
   net of earned income                               556,790       209,459        71,320
  Proceeds from sale of equipment                     302,353       282,576     1,019,179
                                                   __________    __________    __________
  Net cash used in investing activities            (4,208,117)   (1,651,891)   (1,984,982)
                                                   __________    __________    __________

Cash flows from financing activities:
  Distributions                                      (550,000)     (600,000)     (960,000)
  Redemptions of capital                                 -             -         (267,259)
                                                   __________    __________    __________
  Net cash used in financing activities              (550,000)     (600,000)   (1,227,259)
                                                   __________    __________    __________
  Increase (decrease) in cash and cash
   equivalents                                     (1,856,704)      445,222       166,100

  Cash and cash equivalents, beginning of year      3,679,630     3,234,408     3,068,308
                                                   __________    __________    __________

  Cash and cash equivalents, end of year           $1,822,926    $3,679,630    $3,234,408
                                                   ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND V, L.P.

                            NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund V, L.P. (the "Fund") was formed in January 1988. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires equipment including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations, networking equipment as well as other electronic equipment which is leased to third parties throughout the United States on a short-term basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

     Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in bank repurchase agreements and jumbo savings accounts.

     Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

     The Fund reviews its assets to determine if it has any long-lived assets that are carried on the books for an amount that may not be recoverable. If it is determined that an asset's estimated future cash flows will not be suf-ficient to recover its carrying amount, an impairment charge will be recorded.

Equipment Held for Sale or Lease

     Equipment held for sale or lease is carried at its estimated net realiz-able value.

Use of Estimates

     In preparing financial statements in conformity with Generally Accepted Accounting Principles, management is required to make estimates and assump-tions that affect the reported amounts of assets and liabilities and the dis-closure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Leases

     The Fund's leasing operations consist of both operating and direct financing leases. Under the operating method of accounting for leases, the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years.

                          FIDELITY LEASING INCOME FUND V, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases (Continued)

Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accum-ulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

     The Fund has direct financing leases, as well. Under the direct finan-cing method, income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

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

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, techno-logical developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $31,742 and $96,000 or $1.27 and $3.75 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1998 and 1996, respectively. There was no significant fourth quarter adjustment made in 1997.

                           FIDELITY LEASING INCOME FUND V, L.P.

3.  YEAR 2000 COMPLIANCE

     The "Year 2000 Issue" addresses the ability of computer programs to distinguish between the year 2000 and the year 1900. Computer programs were written using two digits rather than four digits for the year in a date field. This could ultimately result in miscalculations or inaccuracies in processing data.

     The Fund is currently in the process of ensuring that all of its systems are Year 2000 compliant. The Fund's operating system is year 2000 capable. Additionally, two of the three main software systems are Year 2000 compliant and in the testing phase. The third software system is expected to be year 2000 capable by July 1999.

     The costs incurred to make the software system Year 2000 compliant has not been material as of December 31, 1998. It is not anticipated that any remaining costs incurred to complete this project will have a material affect on the net income of the Fund.

     Furthermore, all significant outside suppliers have been contacted to ensure that their systems will be Year 2000 compliant. All have indicated that their systems are in compliance or that Year 2000 Compliance programs will be completed in early 1999. If the Fund determines that any of its significant external suppliers are not in compliance, the Fund will not be materially adversely affected and will seek the services of another supplier.

4.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

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

     Net Losses are allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner is allocated Net Income equal to its cash distributions, but not less than 1% of Net Income, with the balance allo-cated to the Limited Partners.

     Net Income (Losses) allocated to the Limited Partners are allocated to individual limited partners based on the ratio of the daily weighted average partner's net capital account balance (after deducting related commission expense) to the total daily weighted average of the Limited Partners' net capital account balances.

5.  EQUIPMENT LEASED

     Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 36 months.

                           FIDELITY LEASING INCOME FUND V, L.P.

5.  EQUIPMENT LEASED (Continued)

     In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1998, 1997 and 1996, approxi-mately $247,000, $62,000 and $382,000, respectively was charged to write-down of equipment to net realizable value. Any future losses are dependent upon technological developments affecting the equipment in subsequent years.

     Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expiration is below the estimated residual value, an adjustment is made.

     The net investment in direct financing leases as of December 31, 1998 is as follows:

              Minimum lease payments to be received            $2,812,000
              Unguaranteed residuals                              151,000
              Unearned rental income                             (432,000)
              Unearned residual income                            (41,000)
                                                               __________
                                                               $2,490,000
                                                               ==========

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                                  Direct
                                          Operating             Financing

                      1999               $1,411,000            $  959,000
                      2000                  457,000               627,000
                      2001                     -                  494,000
                      2002                     -                  488,000
                      2003                     -                  244,000
                                         __________            __________
                                         $1,868,000            $2,812,000
                                         ==========            ==========

6.  RELATED PARTY TRANSACTIONS

     The General Partner receives 6% or 3% of rental payments on equipment under operating leases and full pay-out leases, respectively, for admini-strative and management services performed on behalf of the Fund. Full pay-out leases are non-cancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid quarterly only if and when the Limited Partners have received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

                           FIDELITY LEASING INCOME FUND V, L.P.

6.  RELATED PARTY TRANSACTIONS (Continued)

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                             1998        1997         1996
             Management fee                $219,659    	$200,574     $223,305
             Reimbursable costs             206,109     172,435      211,769

     During 1998, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

     Amounts due from related parties at December 31, 1998 and 1997 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 1998 and 1997 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

7.  MAJOR CUSTOMERS

     For the year ended December 31, 1998, three customers accounted for approximately 34%, 17% and 10% of the Fund's rental income. For the year ended December 31, 1997, one customer accounted for approximately 26% and two customers accounted for 14% each of the Fund's rental income. For the year ended December 31, 1996, one customer generated approximately 11% of the Fund's rental income.

                           FIDELITY LEASING INCOME FUND V, L.P.

8.  CASH DISTRIBUTIONS

     Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

             Month of Distribution               1998          1997          1996
                    February                  $150,000       $150,000       $240,000
                    May                        150,000        150,000        240,000
                    August                     125,000        150,000        240,000
                    November                   125,000        150,000        240,000
                                              ________       ________       ________

                                              $550,000       $600,000       $960,000
                                              ========       ========       ========

     In addition, the General Partner declared and paid a cash distribution of $125,000 in February 1999 for the three months ended December 31, 1998, to all admitted partners as of December 31, 1998.

0