Form 10-Q
period 1999-03-31
FIDELITY LEASING INCOME FUND V LP
filed 1999-05-13
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-17658

                     Fidelity Leasing Income Fund V, L.P.
_____________________________________________________________________________
           (Exact name of registrant as specified in its charter)

             Delaware                                 23-2496362
_____________________________________________________________________________
     (State of organization)             (I.R.S. Employer Identification No.)

3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
_____________________________________________________________________________
       (Address of principal executive offices)                (Zip code)

                                (215) 574-1636
_____________________________________________________________________________
              (Registrant's telephone number, including area code)

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

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1999                     1998
                                         _____________            ____________

Cash and cash equivalents                 $2,275,178               $1,822,926

Accounts receivable                          307,995                  232,606

Due from related parties                      80,968                  147,930

Equipment under operating leases (net
 of accumulated depreciation of
 $4,816,674 and $4,559,234,
 respectively)                             1,958,976                2,294,009

Net investment in direct
 financing leases                          2,330,151                2,489,583

Equipment held for sale or lease              48,501                   60,701
                                          __________               __________

       Total assets                       $7,001,769               $7,047,755
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  150,392               $  155,878

     Accounts payable and
      accrued expenses                       112,236                   84,219

     Due to related parties                   55,892                   61,485
                                          __________               __________

       Total liabilities                     318,520                  301,582

Partners' capital                          6,683,249                6,746,173
                                          __________               __________
       Total liabilities and
        partners' capital                 $7,001,769               $7,047,755
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF OPERATIONS
                For the three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                                    1999              1998
                                                  ________          ________

Income:
     Rentals                                      $416,162           $891,246
     Earned income on direct financing leases       80,371               -
     Interest                                       21,617             44,785
     Gain on sale of equipment, net                  2,850             54,500
     Other                                           9,040              1,383
                                                  ________           ________

                                                   530,040            991,914
                                                  ________           ________

Expenses:
     Depreciation                                  323,524            694,951
     Write-down of equipment to net
      realizable value                              23,710               -
     General and administrative                     28,466             32,584
     General and administrative to related
      party                                         38,430             43,015
     Management fee to related party                46,847             51,643
                                                  ________           ________

                                                   460,977            822,193
                                                  ________           ________

Net income                                        $ 69,063           $169,721
                                                  ========           ========

Net income per equivalent
  limited partnership unit                        $   2.76           $   6.65
                                                  ========           ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               24,590             25,267
                                                  ========           ========






The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND V, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the three months ended March 31, 1999

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1999          $ 2,516     76,137  $6,743,657    $6,746,173

Redemptions                          -           (90)     (6,987)       (6,987)

Cash distributions                 (1,250)      -       (123,750)     (125,000)

Net income                          1,250       -         67,813        69,063
                                  _______     ______  __________    __________

Balance, March 31, 1999           $ 2,516     76,047  $6,680,733    $6,683,249
                                  =======     ======  ==========    ==========




























The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND V, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                  (Unaudited)
                                                     1999          1998
                                                   ________      ________
Cash flows from operating activities:
     Net income                                   $   69,063    $  169,721
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Depreciation                                  323,524       694,951
       Write-down of equipment to net
        realizable value                              23,710          -
       (Gain) loss on sale of equipment, net          (2,850)      (54,500)
       (Increase) decrease in accounts
        receivable                                   (75,389)     (173,720)
       (Increase) decrease in due from
        related parties                               66,962        35,351
       Increase (decrease) in lease rents
        paid in advance                               (5,486)      (16,375)
       Increase (decrease) in accounts
        payable and accrued expenses                  28,017       144,275
       Increase (decrease) in accounts
        payable - equipment                             -          692,514
       Increase (decrease) in due to
        related parties                               (5,593)      (11,000)
                                                  __________    __________
                                                     352,895     1,311,496
                                                  __________    __________
     Net cash provided by operating activities       421,958     1,481,217
                                                  __________    __________
Cash flows from investing activities:
     Acquisition of equipment                           -       (2,109,553)
     Proceeds from direct financing leases,
      net of earned income                           159,431          -
     Proceeds from sale of equipment                   2,850        54,500
                                                  __________    __________
     Net cash provided by (used in)
      investing activities                           162,281    (2,055,053)
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (125,000)     (150,000)
     Redemptions of capital                           (6,987)         -
                                                  __________    __________
     Net cash used in financing activities          (131,987)     (150,000)
                                                  __________    __________
     Increase (decrease) in cash and
      cash equivalents                               452,252      (723,836)
     Cash and cash equivalents, beginning
      of period                                    1,822,926     3,679,630
                                                  __________    __________
     Cash and cash equivalents, end of period     $2,275,178    $2,955,794
                                                  ==========    ==========


The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND V, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1999

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

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 9 to 36 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and com-petitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $23,710 was charged to write-down of equipment to net realizable value for the three months ended March 31, 1999. There was no charge to write-down of equipment to net realizable value for the three months ended
    March 31, 1998. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the port-folio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expiration is below the estimated residual value, an adjustment is made.

                      FIDELITY LEASING INCOME FUND V, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 1999 is as follows:

          Minimum lease payments to be received       $2,571,000
          Unguaranteed residuals                         171,000
          Unearned rental income                        (370,000)
          Unearned residual income                       (42,000)
                                                      __________
                                                      $2,330,000
                                                      ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 1999 are as follows:

                                                               Direct
                                         Operating           Financing

                        1999            $1,056,000          $  719,000
                        2000               444,000             627,000
                        2001                  -                494,000
                        2002                  -                487,000
                        2003                  -                244,000
                                        __________          __________
                                        $1,500,000          $2,571,000
                                        ==========          ==========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% or 3% of gross rental payments from equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. This management fee is paid quarterly only if and when the Limi-ted Partners have received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Fol-lowing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31:
                                               1999                 1998
                                             ________             ________

          Management fee                      $46,847              $51,643
          Reimbursable costs                   38,430               43,015

                       FIDELITY LEASING INCOME FUND V, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (continued)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 1999 and December 31, 1998 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  YEAR 2000 COMPLIANCE

    Two of the three main software systems utilized to generate informa-tion for the Fund are still in the testing phase. The third software system should be Year 2000 capable by July 1999. The costs incurred to complete the Year 2000 Compliance project are not expected to be material to the net income of the Fund.

    All suppliers for the Fund continue to complete their Year 2000 Compliance programs. It is not anticipated that the Fund will incur any significant losses should any of its outside suppliers fail to meet their Year 2000 Compliance deadlines.

4.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $125,000 in May 1999 for the three months ended March 31, 1999, to all admitted partners as of March 31, 1999.

                      FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $530,040 and
$991,914 for the three months ended March 31, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 79% and 90% of total revenues for the first quarter of 1999 and 1998, respectively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1998, rental income decreased by approximately $592,000 because of equip-ment which came off lease and was re-leased at lower rental rates or sold. This decrease in total revenues was mitigated by an increase in rental income of approximately $117,000 resulting from equipment purchases made in 1998 for which a full three months of rent was earned in the current quarter and only a portion of the three months was earned in the first quarter of 1998. Additionally, the Fund recognized a net gain on sale of equipment of $2,850 for the quarter ended March 31, 1999 compared to $54,500 for the quarter ended March 31, 1998, which also contributed to the decrease in total revenues in 1999. Furthermore, interest income decreased in 1999 compared to 1998 because of lower cash balances available for investment by the Fund as of March 31, 1999. However, the Fund invested in $2.7 million of direct financing leases subsequent to March 31, 1998 which generated earned income on direct financing leases of $80,371 for the first quarter of 1999. There were no direct financing leases as of March 31, 1998. The increase in this account served to reduce the overall decrease in revenues in 1999.

    Expenses were $460,977 and $822,193 during the three months ended March 31, 1999 and 1998, respectively. Depreciation expense comprised 70% and 85% of total expenses during the first quarter of 1999 and 1998, respectively. The decrease in expenses between 1999 and 1998 is primarily attributable to a decrease in depreciation expense because of equipment that terminated or was sold since March 1998. However, the increase in write-down of equipment to net realizable value reduced the overall decrease in expenses. Based upon the review of the recoverability of the undepreciated cost of rental equipment, $23,710 was charged to operations to write down equipment to its estimated net realizable value for the three months ended March 31, 1999. There was no write-down of equipment to net realizable value recorded for the three months ended March 31, 1998. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    For the three months ended March 31, 1999 and 1998, the Fund's net income was $69,063 and $169,721, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $2.76 and $6.65 based on a weighted average number of equivalent limited partnership units outstanding of 24,590 and 25,267 for the quarter ended March 31, 1999 and 1998, respectively.

                      FIDELITY LEASING INCOME FUND V, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    The Fund generated cash from operations of $413,447 and $810,172, for the purpose of determining cash available for distribution and distributed $125,000 and $150,000 to partners in May 1999 and 1998, respectively for the first quarter of 1999 and 1998, respectively. Cash distributions of $125,000 and $150,000 were paid to partners during the first quarter of 1999 and 1998, repectively for the three months ended December 31, 1998 and 1997, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 1999. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND V, L.P.

                                 March 31, 1999

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K:  None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND V, L.P.




            5-13-99     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-13-99     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)