Form 10-Q
period 1999-06-30
FIDELITY LEASING INCOME FUND V LP
filed 1999-08-12
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-17658

                     Fidelity Leasing Income Fund V, L.P.
____________________________________________________________________________
           (Exact name of registrant as specified in its charter)

             Delaware                                   23-2496362
____________________________________________________________________________
     (State of organization)            (I.R.S. Employer Identification No.)

3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
____________________________________________________________________________
       (Address of principal executive offices)               (Zip code)

                                (215) 574-1636
____________________________________________________________________________
              (Registrant's telephone number, including area code)

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
                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1999                     1998
                                         _____________            ____________

Cash and cash equivalents                  $2,707,185              $1,822,926

Accounts receivable                           298,532                 232,606

Due from related parties                      129,078                 147,930

Equipment under operating leases
 (net of accumulated depreciation
 of $4,166,598 and $4,559,234,
 respectively)                              1,588,366               2,294,009

Net investment in direct financing leases   2,151,793               2,489,583

Equipment held for sale or lease               36,738                  60,701
                                           __________              __________

       Total assets                        $6,911,692              $7,047,755
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $  157,845              $  155,878

     Accounts payable and
      accrued expenses                         87,654                  84,219

     Due to related parties                    10,794                  61,485
                                           __________              __________
       Total liabilities                      256,293                 301,582

Partners' capital                           6,655,399               6,746,173
                                           __________              __________
       Total liabilities and
        partners' capital                  $6,911,692              $7,047,755
                                           ==========              ==========


The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                 1999        1998        1999         1998
                                 ____        ____        ____         ____

Income:
   Rentals                     $427,019    $920,251   $  843,181   $1,811,497
   Earned income on direct
    financing leases             61,445       9,139      141,816        9,139
   Interest                      22,292      23,918       43,909       68,703
   Gain on sale of equipment,
    net                          59,003       9,524       61,853       64,024
   Other                          9,761       2,739       18,801        4,122
                               ________    ________   __________   __________

                                579,520     965,571    1,109,560    1,957,485
                               ________    ________   __________   __________

Expenses:
   Depreciation                 315,965     740,905      639,489    1,435,856
   Write-down of equipment to
    net realizable value         52,895     105,000       76,605      105,000
   General and administrative    31,812      22,533       60,278       55,117
   General and administrative
    to related party             45,394      51,259       83,824       94,274
   Management fee to
    related party                36,304      49,721       83,151      101,364
                               ________    ________   __________   __________

                                482,370     969,418      943,347    1,791,611
                               ________    ________   __________   __________

Net income (loss)              $ 97,150    $ (3,847)  $  166,213   $  165,874
                               ========    ========   ==========   ==========

Net income (loss) per equivalent
 limited partnership unit      $   3.93    $   (.20)  $     6.68   $     6.46
                               ========    ========   ==========   ==========

Weighted average number of
 equivalent limited partner-
 ship units outstanding
 during the period               24,405      25,267       24,498       25,267
                               ========    ========   ==========   ==========


The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND V, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1999
                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1999          $ 2,516    76,137   $6,743,657    $6,746,173

Redemption                           -          (90)      (6,987)       (6,987)

Cash distributions                 (2,500)     -        (247,500)     (250,000)

Net income                          2,500      -         163,713       166,213
                                  _______    ______   __________    __________

Balance, June 30, 1999            $ 2,516    76,047   $6,652,883    $6,655,399
                                  =======    ======   ==========    ==========




























The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND V, L.P.
                            STATEMENTS OF CASH FLOWS

                For the six months ended June 30, 1999 and 1998
                                  (Unaudited)

                                                        1999          1998
                                                     __________    ___________
Cash flows from operating activities:
     Net income                                      $  166,213    $   165,874
                                                     __________    ___________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                       639,489      1,435,856
     Write-down of equipment to net realizable value     76,605        105,000
     Gain on sale of equipment, net                     (61,853)       (64,024)
     (Increase) decrease in accounts receivable         (65,926)      (328,210)
     (Increase) decrease in due from related parties     18,852        153,365
     Increase (decrease) in lease rents paid
      in advance                                          1,967        (42,100)
     Increase (decrease) in accounts payable and
      accrued expenses                                    3,435        (19,312)
     Increase (decrease) in due to related parties      (50,691)       (27,864)
                                                     __________    ___________
                                                        561,878      1,212,711
                                                     __________    ___________
     Net cash provided by operating activities          728,091      1,378,585
                                                     __________    ___________
Cash flows from investing activities:
     Acquisition of equipment                              -        (4,007,513)
     Proceeds from sale of equipment                     75,365         75,201
     Proceeds from direct financing leases,
      net of earned income                              337,790          9,281
                                                     __________    ___________
     Net cash provided by (used in)
      investing activities                              413,155     (3,923,031)
                                                     __________    ___________
Cash flows from financing activities:
     Distributions                                     (250,000)      (300,000)
     Redemptions                                         (6,987)          -
                                                     __________    ___________
     Net cash used in financing activities             (256,987)      (300,000)
                                                     __________    ___________
     Increase (decrease) in cash and cash
      equivalents                                       884,259     (2,844,446)
     Cash and cash equivalents, beginning
      of period                                       1,822,926      3,679,630
                                                     __________    ___________
     Cash and cash equivalents, end of period        $2,707,185    $   835,184
                                                     ==========    ===========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND V, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1998 financial statements have been reclas-sified to conform to the presentation in 1999.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 10 to 36 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equip-ment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $76,605 and $105,000 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1999 and 1998, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease exten-sions or disposition of the equipment. The Fund reviews these resid-ual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                      FIDELITY LEASING INCOME FUND V, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (Continued)

    The net investment in direct financing leases as of June 30, 1999 is as follows:

          Minimum lease payments to be received           $2,332,000
          Unguaranteed residuals                             172,000
          Unearned rental income                            (312,000)
          Unearned residual income                           (40,000)
                                                          __________
                                                          $2,152,000
                                                          ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 1999 are as follows:

                                                             Direct
            Years Ending December 31       Operating        Financing
            ________________________       _________        _________

                      1999                $  709,000       $  480,000
                      2000                   476,000          627,000
                      2001                      -             494,000
                      2002                      -             488,000
                      2003                      -             243,000
                                          __________       __________
                                          $1,185,000       $2,332,000
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

                      FIDELITY LEASING INCOME FUND V, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1999 and 1998:

                                Three Months Ended       Six Months Ended
                                      June 30                June 30
                                1999          1998       1999        1998
                                ____          ____       ____        ____

          Management fee      $36,304       $49,721    $83,151     $101,364
          Reimbursable costs   45,394        51,259     83,824       94,274

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at June 30, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at June 30, 1999 and December 31, 1998 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  YEAR 2000 COMPLIANCE

    All of the main software systems utilized to generate information for the Fund are now Year 2000 compliant and in the testing phase. The costs incurred to complete the Year 2000 Compliance project are not expected to be material to the net income of the Fund.

    All suppliers for the Fund continue to complete their Year 2000 Compliance programs. It is not anticipated that the Fund will incur any significant losses should any of its outside suppliers fail to meet their Year 2000 Compliance deadlines.

4.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $125,000 in August 1999 for the three months ended June 30, 1999, to all admitted partners as of June 30, 1999.

                      FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $579,520 and $965,571 for the three months ended June 30, 1999 and 1998, respectively and $1,109,560 and $1,957,485 for the six months ended June 30, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 74% and 95% of total revenues for the second quarter of 1999 and 1998, respectively and 76% and 93% of total revenues for the six months ended
June 30, 1999 and 1998, respectively. The decrease in revenues was prima-rily attributable to a decrease in rental income. In 1999, rental income decreased by approximately $1,085,000 resulting from equipment that came off lease and was re-leased at lower rental rates or sold. This decrease in rent was reduced by an increase of approximately $117,000 because of rents gener-ated from 1998 equipment purchases for which a full six months of rent was earned in 1999 and only a portion of the six months was earned in 1998. Additionally, the interest income earned by the Fund on invested cash de-creased in 1999 because of the decrease in cash available for investment by the Fund. This decrease also contributed to the decrease in total revenues during the six months ended June 30, 1999. However, the Fund invested in direct financing leases during 1998. As a result, $141,816 of earned income on direct financing leases was recorded during the first six months of 1999 compared to $9,139 for the same period in 1998. The increase in this account mitigated a portion of the overall decrease in revenues in 1999.

    Expenses were $482,370 and $969,418 during the three months ended June 30, 1999 and 1998, respectively and $943,347 and $1,791,611 during the six months ended June 30, 1999 and 1998, respectively. Depreciation expense comprised 66% and 76% of total expenses during the second quarter of 1999 and 1998, respectively and 68% and 80% of total expenses during the first six months of 1999 and 1998, respectively. The decrease in expenses between 1999 and 1998 was primarily attributable to a decrease in depreciation expense because of equipment that terminated or sold since June 1998. Additionally, the decrease in write-down of equipment to net realizable value contributed to the overall decrease in expenses in 1999. Based upon the review of the recoverability of the undepreciated cost of rental equipment, $76,605 was charged to operations to write down equipment to its estimated net realiz-able value for the six months ended June 30, 1999 compared to $105,000 for the six months ended June 30, 1998. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, the decrease in manage-ment fee to related party proportionate to the decrease in rental income in 1999 also accounted for the decrease in total expenses.

                      FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    For the three months ended June 30, 1999 and 1998, the Fund had net income (loss) of $97,150 and ($3,847), respectively. For the six months ended June 30, 1999 and 1998, the Fund had net income of $166,213 and $165,874, respectively. The earnings (loss) per equivalent limited part-nership unit, after earnings (loss) allocated to the General Partner were $3.93 and ($.20) based on a weighted average number of equivalent limited partnership units outstanding of 24,405 and 25,267 for the quarter ended June 30, 1999 and 1998, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $6.68 and $6.46 based on a weighted average number of equivalent limited partnership units outstanding of 24,498 and 25,267 for the six months ended June 30, 1999 and 1998, respectively.

    The Fund generated cash from operations of $407,007 and $832,534, for the purpose of determining cash available for distribution for the quarter ended June 30, 1999 and 1998, respectively and distributed $125,000 to partners in both August 1999 and 1998. For the six months ended June 30, 1999 and 1998, the Fund generated cash from operations of $820,454 and $1,642,706 and dis-tributed $125,000 to partners during the first six months of both 1999 and 1998, and $125,000 in both August 1999 and 1998. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 1999. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations which was not distributed to partners for terms consistent with the plan of dissolution. There were no purchases of equip-ment subject to operating leases and no investments in direct financing leases made during the six months ended June 30, 1999. The Fund purchased $4,007,513 of equipment under operating leases during the six months ended June 30, 1998.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND V, L.P.
                                 June 30, 1999


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

               FIDELITY LEASING INCOME FUND V, L.P.




            8-13-99     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-13-99    By:   Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)