Form 10-Q
period 1999-09-30
FIDELITY LEASING INCOME FUND V LP
filed 1999-11-09
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

                        FIDELITY LEASING INCOME FUND V, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)               (Audited)
                                         September 30,             December 31,
                                             1999                      1998
                                         _____________            _____________

Cash and cash equivalents                  $4,390,217              $1,822,926

Accounts receivable                           136,835                 232,606

Due from related parties                       10,970                 147,930

Equipment under operating leases
(net of accumulated depreciation
of $4,274,004 and $4,559,234,
respectively)                               1,284,037               2,294,009

Net investment in direct financing leases   1,015,509               2,489,583

Equipment held for sale or lease                1,877                  60,701
                                           __________              __________

       Total assets                        $6,839,445              $7,047,755
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $  152,919              $  155,878

     Accounts payable and
      accrued expenses                         66,117                  84,219

     Due to related parties                    12,239                  61,485
                                           __________              __________

       Total liabilities                      231,275                 301,582

Partners' capital                           6,608,170               6,746,173
                                           __________              __________
           Total liabilities and
            partners' capital              $6,839,445              $7,047,755
                                           ==========              ==========












     The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND V, L.P.

                              STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                    1999       1998         1999         1998
                                    ____       ____         ____         ____

Income:
     Rentals                      $355,726   $694,094    $1,198,907  $2,505,591
     Earned income on direct
      financing leases              76,634     52,583       218,450      61,722
     Interest                       45,976     12,611        89,885      81,314
     Gain on sale of equipment,
      net                            9,193     39,686        71,046     103,710
     Other                          12,538      4,081        31,339       8,203
                                  ________   ________    __________  __________

                                   500,067    803,055     1,609,627   2,760,540
                                  ________   ________    __________  __________

Expenses:
     Depreciation                  293,816    601,432       933,305   2,037,288
     Write-down of equipment to
      net realizable value          10,513    109,926        87,118     214,926
     General and administrative     21,209     55,504        81,487     110,621
     General and administrative to
      related party                 32,374     43,791       116,198     138,065
     Management fee to related
      party                         64,384     40,565       147,535     141,929
                                  ________   ________    __________  __________

                                   422,296    851,218     1,365,643   2,642,829
                                  ________   ________    __________  __________

Net income (loss)                 $ 77,771   $(48,163)   $  243,984  $  117,711
                                  ========   ========    ==========  ==========

Net income (loss) per equivalent
  limited partnership unit        $   3.15   $  (2.00)   $     9.83  $     4.53
                                  ========   ========    ==========  ==========

Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                 24,313     24,696        24,436      25,077
                                  ========   ========    ==========  ==========













     The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND V, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1999

                                    (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1999          $ 2,516     76,137  $6,743,657    $6,746,173

Cash distributions                 (3,750)       -      (371,250)     (375,000)

Redemption                            -          (40)     (6,987)       (6,987)

Net income                          3,750        -       240,234       243,984
                                  _______     ______  __________    __________
Balance, September 30, 1999       $ 2,516     76,097  $6,605,654    $6,608,170
                                  =======     ======  ==========    ==========









































     The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND V, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1999 and 1998

                                     (Unaudited)

                                                      1999          1998
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  243,984    $  117,711
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    933,305     2,037,288
     Write-down of equipment to net
      realizable value                                87,118       214,926
     (Gain) loss on sale of equipment, net           (71,046)     (103,710)
     (Increase) decrease in accounts receivable       95,771       (25,572)
     (Increase) decrease in due from related
      parties                                        136,960       136,812
     Increase (decrease) in lease rents paid
      in advance                                      (2,959)        5,331
     Increase (decrease) in accounts payable and
      accrued expenses                               (18,102)      (28,489)
     Increase (decrease) in due to related
      parties                                        (49,246)       31,381
                                                  __________    __________
                                                   1,111,801     2,267,967
                                                  __________    __________
     Net cash provided by operating activities     1,355,785     2,385,678
                                                  __________    __________
Cash flows from investing activities:
     Acquisition of equipment                           -       (2,781,652)
     Investment in direct financing leases              -       (2,240,596)
     Proceeds from sale of equipment                 119,419       137,377
     Proceeds from direct financing leases,
      net of earned income                         1,474,074        95,032
                                                  __________    __________
     Net cash provided by (used in)
      investing activities                         1,593,493    (4,789,839)
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (375,000)     (425,000)
     Redemption                                       (6,987)         -
                                                  __________    __________
     Net cash used in financing activities          (381,987)     (425,000)
                                                  __________    __________
     Increase (decrease) in cash and
      cash equivalents                             2,567,291    (2,829,161)
     Cash and cash equivalents, beginning
      of period                                    1,822,926     3,679,630
                                                  __________    __________
     Cash and cash equivalents, end of period     $4,390,217    $  850,469
                                                  ==========    ==========






     The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND V, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1999
                                     (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1998 financial statements have been reclassified to conform to the presentation in 1999.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 10 to 36 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $87,118 and $109,126 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1999 and 1998, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposi-tion of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The net investment in direct financing leases as of September 30, 1999 is as follows:

          Minimum lease payments to be received          $  993,000
          Unguaranteed residuals                            171,000
          Unearned rental income                           (112,000)
          Unearned residual income                          (37,000)
                                                         __________

                                                         $1,015,000
                                                         ==========

                        FIDELITY LEASING INCOME FUND V, L.P.

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 1999 are as follows:

                                                             Direct
            Years Ending December 31       Operating        Financing
            ________________________       _________        _________

                      1999                 $367,000         $225,000
                      2000                  550,000          281,000
                      2001                     -             189,000
                      2002                     -             182,000
                      2003                     -             116,000
                                           ________         ________
                                           $917,000         $993,000
                                           ========         ========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% or 3% of rental payments from equipment under operating leases and full pay-out leases, respectively, for adminis-trative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid quarterly only if and when the Limited Partners have received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1999 and 1998:

                              Three Months Ended         Nine Months Ended
                                 September 30               September 30
                              1999          1998          1999        1998
                              ____          ____          ____        ____

      Management fee        $64,384       $40,565       $147,535   $141,929
      Reimbursable costs     32,374        43,791        116,198    138,065

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

                        FIDELITY LEASING INCOME FUND V, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at September 30, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 1999 and December 31, 1998 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

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

4.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $125,000 in November 1999 for the three months ended September 30, 1999, to all admitted partners as of September 30, 1999.

                        FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $500,067 and
$803,055 for the three months ended September 30, 1999 and 1998, respec-tively, and $1,609,627 and $2,760,540 for the nine months ended September 30, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 71% and 86% of total revenues for the third quarter of 1999 and 1998, respectively and 74% and 91% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. The decrease in total revenues was primarily attributable to a decrease in rental income.
In 1999, rental income decreased by approximately $1,424,000 resulting from equipment that came off lease and was re-leased at lower rental rates or sold. This decrease in rent was reduced by an increase of approximately $117,000 because of rents generated from 1998 equipment purchases for which a full nine months of rent was earned in 1999 and only a portion of the nine months was earned in 1998. Additionally, the Fund had a decrease in net gain on sale of equipment in 1999 which also contributed to the decrease in total revenues. The Fund recorded $71,046 of net gain on sale of equipment during the nine months ended September 30, 1999 compared to $103,710 for the same period in 1998. However, the Fund invested in direct financing leases during 1998. As a result, $218,450 of earned income on direct financing leases was recognized during the first nine months of 1999 compared to $61,722 for the first nine months of 1998. The increase in this account mitigated a portion of the overall decrease in revenues in 1999.

    Expenses were $422,296 and $851,218 for the three months ended September 30, 1999 and 1998, respectively and $1,365,643 and $2,642,829 for the nine months ended September 30, 1999 and 1998, respectively. Depreciation expense comprised 70% and 71% of total expenses during the third quarter of 1999 and 1998, respectively and 68% and 77% of total expenses during the first nine months of 1999 and 1998, respectively. The decrease in expenses between 1999 and 1998 was primarily attributable to the decrease in depreciation expense because of equipment that terminated or sold since September 1998. In addi-tion, the decrease in write-down of equipment to net realizable value also caused the decrease in total expenses in 1999. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $87,118 was charged to operations to write down equipment to its estimated net realiz-able value for the nine months ended September 30, 1999 compared to $214,926 for the nine months ended September 30, 1998. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, the equipment remarketing fees that are included in general and administrative expenses decreased in 1999 compared to 1998 which also caused the decrease in total expenses during the nine months ended September 30, 1999.

    For the three months ended September 30, 1999 and 1998, the Fund had net income (loss) of $77,771 and ($48,163), respectively. For the nine months ended September 30, 1999 and 1998, the Fund had net income of $243,984 and $117,711, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner were $3.15 and ($2.00) based on a weighted average number of equivalent limited partnership units outstanding of 24,313 and 24,696 for the quarter ended September 30, 1999 and 1998, respectively. The earnings per equivalent limited partnership unit,

                        FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

after earnings allocated to the General Partner, were $9.83 and $4.53 based on a weighted average number of equivalent limited partnership units outstanding of 24,436 and 25,077 for the nine months ended September 30, 1999 and 1998, respectively.

    The Fund generated cash from operations of $372,907 and $623,509, for the purpose of determining cash available for distribution for the quarter ended September 30, 1999 and 1998, respectively and distributed $125,000 to partners in both November 1999 and 1998. For the nine months ended September 30, 1999 and 1998, the Fund generated cash from operations of $1,193,361 and $2,266,215 and distributed $250,000 and $275,000 to partners during the nine months ended September 30, 1999 and 1998, respectively and $125,000 in both November 1999 and 1998. For financial statement purposes, the Fund records cash distribu-tions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 1999. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.
During this time, the Fund will continue to purchase equipment with cash available from operations which was not distributed to partners for terms consistent with the plan of dissolution. There were no purchases of equipment subject to operating leases and no investments in direct financing leases made during the nine months ended September 30, 1999. The Fund purchased $2,781,652 of equipment under operating leases and invested in $2,240,596 of direct financing leases during the nine months ended September 30, 1998.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                        FIDELITY LEASING INCOME FUND V, L.P.

                                 September 30, 1999

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

               FIDELITY LEASING INCOME FUND V, L.P.




         11-9-99      By:  Freddie M. Kotek
         _______           _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




         11-9-99      By:  Marianne T. Schuster
         _______           _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)