Form 10-K
period 1999-12-31
FIDELITY LEASING INCOME FUND V LP
filed 2000-03-23
CIK 830660

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1999

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

                    Limited Partnership Interests

                            Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes __X__ No_____

The number of outstanding limited partnership units of the Registrant at December 31, 1999 is 76,097.

There is no public market for these securities.

The index of Exhibits is located on page 12.

                                      PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund V, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1988 and acquires computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations, networking equipment as well as other electronic equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1999, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing methods as of December 31, 1999:

Operating Leases:
                                            Purchase Price      Percentage of
      Type of Equipment                      of Equipment      Total Equipment

      Technical Workstations and Terminals    $4,142,664            79.34%
      Disk Storage Systems                       393,515             7.54
      Network Communications                     338,060             6.48
      Printers                                   158,223             3.03
      Tape Storage Systems                       106,322             2.04
      Communication Controllers                   81,984             1.57
                                              __________           ______
      Totals                                  $5,220,768           100.00%
                                              ==========           ======

Direct Financing Leases:
                                            Purchase Price    Percentage of
      Type of Equipment                      of Equipment    Total Equipment

      Network Communications                  $2,515,973            55.81%
      Technical Workstations and Terminals     1,117,543            24.79
      PCB Assembly Equipment                     874,947            19.40
                                              __________           ______
      Totals                                  $4,508,463           100.00%
                                              ==========           ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equip-ment leased by the Fund under the operating and direct financing methods as of December 31, 1999:

Operating Leases:
                                            Purchase Price      Percentage of
      Type of Business                       of Equipment      Total Equipment

      Telephone/Telecommunications            $3,545,326            67.91%
      Computers/Data Processing                  810,213            15.52
      Broadcasting                               393,515             7.54
      Manufacturing/Refining                     234,013             4.48
      Retailing/Consumer Goods                   155,717             2.98
      Publishing/Printing                         81,984             1.57
                                              __________           ______
      Totals                                  $5,220,768           100.00%
                                              ==========           ======

Direct Financing Leases:
                                            Purchase Price      Percentage of
      Type of Business                       of Equipment      Total Equipment

      Retailing/Consumer Goods                $2,515,973            55.81%
      Telephone/Telecommunications             1,117,543            24.79
      Manufacturing/Refining                     874,947            19.40
                                              __________           ______
      Totals                                  $4,508,463           100.00%
                                              ==========           ======

Average Initial Term of Leases (in months): 29


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

     (b)  Number of Equity Security Holders:

                                                 Number of Partners
               Title of Class                  as of December 31, 1999

               Limited Partnership Interests          2,581
               General Partnership Interest               1

Item 6.  SELECTED FINANCIAL DATA
                                       For the Years Ended December 31,
                            1999         1998         1997         1996         1995
Total Income             $2,093,718   $3,640,530   $3,442,545   $4,269,938   $6,821,697
Net Income                  336,717      232,105      634,505      878,737    1,884,603
Distributions to Partners   500,000      550,000      600,000      960,000    6,760,990
Net Income per Equivalent
 Limited Partnership Unit     13.59         9.05        25.07        33.97        63.35
Weighted Average
 Number of Equivalent
 Limited Partnership
 Units Outstanding
 During the Year             24,404       25,065       25,054       25,610       29,077

                                                  December 31,
                            1999         1998         1997         1996         1995
Total Assets             $6,817,584   $7,047,755   $7,455,365   $7,569,806   $8,096,622
Equipment under
 Operating Leases
 and Equipment Held for
 Sale or Lease (Net)        969,503    2,354,710    3,423,510    3,909,025    4,249,271
Net Investment in
 Direct Financing
 Leases                   3,130,411    2,489,583         -         209,459      280,779
Limited Partnership
 Units                       76,047       76,137       76,137       76,137       78,970
Limited Partners              2,581        2,573        2,570        2,558        2,604

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $2,093,718, $3,640,530 and $3,442,545 for the years ended December 31, 1999, 1998 and 1997, respectively. Rental income from the leasing of equipment accounted for 75%, 90% and 94% of total income in 1999, 1998 and 1997, respectively. The decrease in total revenues in 1999 was attributable to a decrease in rental income. In 1998, the increase in total revenues was partially caused by the increase in rental income. In 1999, rental income decreased by approximately $1,519,000 because of equipment that terminated or sold. This decrease was mitigated by rental income of $117,000 generated on 1998 equipment purchases for which a full year of rent was recog-nized in 1999 and only a partial year was recognized in 1998. Additionally, the Fund entered into a transaction in which it collected the remaining rents owed on certain leases resulting in the recognition of $315,000 of rental income in 1998. This also contributed to the decrease in rental income in 1999 as well as the increase in rental income in 1998. Further, in 1998, rental income increased by approximately $1,156,000 due to purchases of equipment for lease in 1998, as well as rental income realized on 1997 equipment purchases for which a full year of rent was earned in 1998 but only a partial year was earned in 1997. This increase in rents, however, was reduced by approximately $1,410,000 because of equipment that came off lease and was released at lower rental rates or sold. The Fund invested in approximately $2.5 million of direct financing leases during 1999 compared to $2.7 million during 1998.
There were no investments made in direct financing leases in 1997. As a result, the Fund recognized earned income on direct financing leases of $285,617, $184,283 and $15,927 in 1999, 1998 and 1997, respectively, which reduced the overall decrease in revenues in 1999 and contributed to the overall increase in revenues in 1998. Furthermore, the increase in interest income resulting from higher cash balances available for investment by the Fund during a significant part of 1999 compared to 1998 served to lower the decrease in total revenues in 1999. In 1998, however, the decrease in interest income resulting from lower cash balances available for investment by the Fund com-pared to 1997 reduced the increase in total revenues in 1998. The Fund recog-nized a net gain on sale of equipment of $70,262 and $53,323 during the twelve months ended December 31, 1999 and 1998, respectively. There was no net gain on sale of equipment earned in 1997. The increase in this account in both 1999 and 1998 lowered the decrease in total revenues in 1999 and accounted for a portion of the increase in total revenues in 1998.

     Expenses were $1,757,001, $3,408,425 and $2,808,040 for the years ended December 31, 1999, 1998 and 1997, respectively. Depreciation expense com-prised 70%, 76% and 75% of total expenses in 1999, 1998 and 1997, respectively. The decrease in total expenses in 1999 and the increase in total expenses in 1998 was partially related to the change in depreciation expense. In 1999, depreciation expense decreased because of equipment that terminated or sold.
In 1998, however, the increase in depreciation expense resulted from equipment purchases made during the year, as well as depreciation recorded on equipment purchased in 1997 for which a full year of depreciation expense was taken in 1998 and only a partial year was taken in 1997. The fluctuation in write-down of equipment to net realizable value also affected the change in total expenses in 1999 and 1998. The Fund recorded approximately $92,000, $247,000 and $62,000 of write-down of equipment to net realizable value during 1999, 1998 and 1997, respectively, which contributed to the overall decrease in expenses

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

in 1999 and increase in expenses in 1998. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, general and administrative expenses decreased in 1999 and increased in 1998 primarily because the Fund incurred more fees to remarket equipment in 1998. The fluctuation in this account also contributed to the fluctuation in total expenses between 1999, 1998 and 1997. The Fund incurred no net loss on sale of equipment during 1999 and 1998. However, the Fund incurred $178,961 of net loss on sale of equipment during the year ended December 31, 1997. The decrease in this account in 1998 lowered the overall increase in expenses in 1998.

     The Fund's net income was $336,717, $232,105 and $634,505 for the years ended December 31, 1999, 1998 and 1997, respectively. The earnings per equiv-alent limited partnership unit, after earnings allocated to the General Partner, were $13.59, $9.05 and $25.07 for the years ended December 31, 1999, 1998 and 1997, respectively. The weighted average number of equivalent limited partnership units outstanding were 24,404, 25,065 and 25,054 for 1999, 1998 and 1997, respectively.

     The Fund generated cash from operations of $1,583,430, $3,019,439 and $2,981,370 for the purpose of determining cash available for distribution and declared distributions of $500,000, $525,000 and $600,000 to partners for the years ended December 31, 1999, 1998 and 1997, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.
During this time, the Fund will continue to purchase equipment for lease with cash available from operations and sales proceeds which were not distributed to partners. During the years ended December 31, 1998 and 1997, the Fund purchased $2,335,867 and $2,143,926, respectively, of equipment subject to operating leases. Additionally, the Fund invested in $2,515,973 and $2,713,393 of direct financing leases during the years ended December 31, 1999 and 1998, respectively.

     The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Financial Condition (Continued)

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

     FREDDIE M. KOTEK, age 44, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     MICHAEL L. STAINES, age 50, Director and Secretary of FLPMI since September 1995. Director of Resource America since 1989 and Senior Vice President of Resource America since 1989.

     SCOTT F. SCHAEFFER, age 37, Director of FLPMI since September 1995. Vice Chairman of the Board of Resource America since 1998 and Executive Vice President of Resource America since 1997. Prior thereto, Senior Vice President of Resource America since 1995. Vice President-Real Estate of Resource America and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1992.

     Others:

     MARIANNE T. SCHUSTER, age 41, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 32, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1999:

               Name of Individual or      Capacities in
                  Number in Group         Which Served      Compensation

               F.L. Partnership
                Management, Inc.          General Partner     $195,471(1)
                                                              ========
                 (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1999, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1999, the Fund was charged $195,471 of management fees by the General Partner. The General Partner will continue to receive 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with initial lease terms in excess of 42 months for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. A majority of the direct financ-ing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 3% management fee to the General Partner. This manage-ment fee is paid quarterly only if and when the Limited Partners have received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1999, the General Partner received $5,000 of cash distri-butions.

     The Fund incurred $156,874 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1999.

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

Dated March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                             Date



Freddie M. Kotek
____________________________  Chairman of the Board of Directors         3-23-00
Freddie M. Kotek               and President of F.L. Partnership
                               Management, Inc.
                               (Principal Executive Officer)



Michael L. Staines
____________________________  Director of F.L. Partnership               3-23-00
Michael L. Staines             Management, Inc.



Marianne T. Schuster
____________________________  Vice President and Controller              3-23-00
Marianne T. Schuster           of F.L. Partnership Management, Inc.
                               (Principal Financial Officer)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                      Pages

          Report of Independent Certified Public Accountants           F-2

          Balance Sheets as of December 31, 1999 and 1998              F-3

          Statements of Operations for the years ended
           December 31, 1999, 1998 and 1997                            F-4

          Statements of Partners' Capital for the years ended
           December 31, 1999, 1998 and 1997                            F-5

          Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997                            F-6

          Notes to Financial Statements                             F-7 - F-12



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund V, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund V, L.P. as of December 31, 1999 and 1998, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ending December 31, 1999. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund V, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 11, 2000

                          FIDELITY LEASING INCOME FUND V, L.P.

                                      BALANCE SHEETS

                                         ASSETS
                                                                    December 31,

                                                               1999             1998
     Cash and cash equivalents                              $2,525,520       $1,822,926

     Accounts receivable                                       136,273          232,606

     Due from related parties                                   55,877          147,930

     Equipment under operating leases (net of
      accumulated depreciation of $4,251,734
      and $4,559,234, respectively)                            969,034        2,294,009

     Net investment in direct financing leases               3,130,411        2,489,583

     Equipment held for sale or lease                              469           60,701
                                                            __________       __________

             Total assets                                   $6,817,584       $7,047,755
                                                            ==========       ==========


                            LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:

           Lease rents paid in advance                      $  146,048       $  155,878

           Accounts payable and accrued expenses                72,194           84,219

           Due to related parties                               23,439           61,485
                                                            __________       __________

             Total liabilities                                 241,681          301,582

     Partners' capital                                       6,575,903        6,746,173
                                                            __________       __________

              Total liabilities and partners' capital       $6,817,584       $7,047,755
                                                            ==========       ==========







The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND V, L.P.

                                    STATEMENTS OF OPERATIONS



                                                    For the years ended December 31,

                                                  1999            1998           1997
   Income:
     Rentals                                   $1,573,547      $3,290,957     $3,230,211
     Earned income on direct financing
      leases                                      285,617         184,283         15,927
     Interest                                     131,668          97,204        182,934
     Gain on sale of equipment, net                70,262          53,323           -
     Other                                         32,624          14,763         13,473
                                               __________      __________     __________

                                                2,093,718       3,640,530      3,442,545
                                               __________      __________     __________

   Expenses:
     Depreciation                               1,224,996       2,593,989      2,106,041
     Write-down of equipment to net
      realizable value                             91,979         246,668         61,863
     General and administrative                    87,681         142,000         88,166
     General and administrative to
      related party                               156,874         206,109        172,435
     Management fee to related party              195,471         219,659        200,574
     Loss on sale of equipment, net                  -               -           178,961
                                               __________      __________     __________

                                                1,757,001       3,408,425      2,808,040
                                               __________      __________     __________


   Net income                                  $  336,717      $  232,105     $  634,505
                                               ==========      ==========     ==========

   Net income per equivalent limited
    partnership unit                           $    13.59      $     9.05     $    25.07
                                               ==========      ==========     ==========


   Weighted average number of equivalent
    limited partnership units outstanding
    during the year                                24,404          25,065         25,054
                                               ==========      ==========     ==========






The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND V, L.P.

                                 STATEMENTS OF PARTNERS' CAPITAL
                         For the years ended December 31, 1999, 1998 and 1997


                                       General        Limited Partners
                                       Partner       Units       Amount           Total
                                       _______       ___________________          _____

Balance, January 1, 1997                $2,421       76,137   $7,027,142      $7,029,563

Cash distributions                      (6,000)        -        (594,000)       (600,000)

Net income                               6,345         -         628,160         634,505
                                        ______       ______   __________      __________

Balance, December 31, 1997               2,766       76,137    7,061,302       7,064,068

Cash distributions                      (5,500)        -        (544,500)       (550,000)

Net income                               5,250         -         226,855         232,105
                                        ______       ______   __________      __________

Balance, December 31, 1998               2,516       76,137    6,743,657       6,746,173

Cash distributions                      (5,000)        -        (495,000)       (500,000)

Redemptions                               -             (90)      (6,987)         (6,987)

Net income                               5,000         -         331,717         336,717
                                        ______       ______   __________      __________

Balance, December 31, 1999              $2,516       76,047   $6,573,387      $6,575,903
                                        ======       ======   ==========      ==========















The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND V, L.P.

                                      STATEMENTS OF CASH FLOWS
                                                      For the years ended December 31,
                                                      1999          1998          1997
Cash flows from operating activities:
  Net income                                       $  336,717    $  232,105    $  634,505
                                                   __________    __________    __________
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                      1,224,996     2,593,989     2,106,041
  Write-down of equipment to net
   realizable value                                    91,979       246,668        61,863
  (Gain) loss on sale of equipment, net               (70,262)      (53,323)      178,961
  (Increase) decrease in accounts receivable           96,333       (39,081)        9,762
  (Increase) decrease in due from related
   parties                                             92,053        10,770      (145,073)
  Increase (decrease) in lease rents paid
   in advance                                          (9,830)      (97,364)     (151,100)
  Increase (decrease) in accounts payable
   and accrued expenses                               (12,025)      (25,669)       30,472
  Increase (decrease) in due to related
   parties                                            (38,046)       33,318       (28,318)
                                                   __________    __________    __________
   Total adjustments                                1,375,198     2,669,308     2,062,608
                                                   __________    __________    __________
  Net cash provided by operating activities         1,711,915     2,901,413     2,697,113
                                                   __________    __________    __________
Cash flows from investing activities:
  Acquisition of equipment                               -       (2,335,867)   (2,143,926)
  Investment in direct financing leases            (2,515,974)   (2,731,393)         -
  Proceeds from direct financing leases,
   net of earned income                             1,875,146       556,790       209,459
  Proceeds from sale of equipment                     138,494       302,353       282,576
                                                   __________    __________    __________
  Net cash used in investing activities              (502,334)   (4,208,117)   (1,651,891)
                                                   __________    __________    __________

Cash flows from financing activities:
  Distributions                                      (500,000)     (550,000)     (600,000)
  Redemptions of capital                               (6,987)         -             -
                                                   __________    __________    __________
  Net cash used in financing activities              (506,987)     (550,000)     (600,000)
                                                   __________    __________    __________
  Increase (decrease) in cash and cash
   equivalents                                        702,594    (1,856,704)      445,222

  Cash and cash equivalents, beginning of year      1,822,926     3,679,630     3,234,408
                                                   __________    __________    __________

  Cash and cash equivalents, end of year           $2,525,520    $1,822,926    $3,679,630
                                                   ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND V, L.P.

                             NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund V, L.P. (the "Fund") was formed in January 1988. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape and disk storage devices, data communications equip-ment, computer terminals, technical workstations, networking equipment as well as other electronic equipment that is leased to third parties throughout the United States on a short-term basis.

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

Accounting for Leases (Continued)

straight-line basis over its estimated useful life, up to six years. Acqui-sition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

     Under the direct financing method of accounting for leases, income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

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

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, techno-logical developments and information provided in third party publications. Based upon this review, there were no significant fourth quarter adjustments made in 1999 and 1997. However, the Fund recorded an adjustment of approx-imately $32,000 or $1.27 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1998.

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

     The Fund's operating system is Year 2000 capable. Additionally, all of the main software systems used to generate information for the Fund are Year 2000 compliant.

     The costs incurred to make the software systems Year 2000 compliant were not material as of December 31, 1999.

     Furthermore, all significant outside suppliers have been contacted to ensure that their systems were Year 2000 compliant. The Fund has not experi-enced any problems with outside suppliers regarding Year 2000 compliance issues.

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

     In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1999, 1998 and 1997, approxi-mately $92,000, $247,000 and $62,000, respectively was charged to write-down

                          FIDELITY LEASING INCOME FUND V, L.P.

5.  EQUIPMENT LEASED (Continued)

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

     The net investment in direct financing leases as of December 31, 1999 is as follows:

              Minimum lease payments to be received            $3,156,000
              Unguaranteed residuals                              387,000
              Unearned rental income                             (334,000)
              Unearned residual income                            (79,000)
                                                               __________
                                                               $3,130,000
                                                               ==========

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                                  Direct
                                          Operating             Financing

                      2000                 $590,000            $1,236,000
                      2001                     -                1,144,000
                      2002                     -                  660,000
                      2003                     -                  116,000
                                           ________            __________
                                           $590,000            $3,156,000
                                           ========            ==========

6.  RELATED PARTY TRANSACTIONS

     The General Partner receives 6% or 3% of rental payments on equipment under operating leases and full pay-out leases, respectively, for adminis-trative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid quarterly only if and when the Limited Partners have received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                             1999        1998         1997

             Management fee                $195,471    $219,659     $200,574
             Reimbursable costs             156,874     206,109      172,435

     During 1999, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. served as a director. In November 1999, Hudson United Bancorp acquired JeffBanks, Inc. The Fund maintains its banking relationship with Hudson United Bancorp. The Chairman of Resource America, Inc. does not hold a position with Hudson United Bancorp.

     Amounts due from related parties at December 31, 1999 and 1998 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 1999 and 1998 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

7.  MAJOR CUSTOMERS

     For the year ended December 31, 1999, three customers accounted for approximately 36%, 21% and 19% of the Fund's rental income. For the year ended December 31, 1998, three customers accounted for approximately 34%, 17% and 10% of the Fund's rental income. For the year ended December 31, 1997, one customer accounted for approximately 26% and two customers accounted for 14% each of the Fund's rental income.

                          FIDELITY LEASING INCOME FUND V, L.P.

8.  CASH DISTRIBUTIONS

     Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

             Month of Distribution               1999           1998           1997
                    February                  $125,000       $150,000       $150,000
                    May                        125,000        150,000        150,000
                    August                     125,000        125,000        150,000
                    November                   125,000        125,000        150,000
                                              ________       ________       ________

                                              $500,000       $550,000       $600,000
                                              ========       ========       ========

     In addition, the General Partner declared and paid a cash distribution of $125,000 in February 2000 for the three months ended December 31, 1999, to all admitted partners as of December 31, 1999.