Form 10-Q
period 2000-03-31
FIDELITY LEASING INCOME FUND V LP
filed 2000-05-11
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

                                      ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2000                     1999
                                         _____________            ____________

Cash and cash equivalents                 $2,993,212               $2,525,520

Accounts receivable                          319,142                  136,273

Due from related parties                      16,985                   55,877

Equipment under operating leases (net
 of accumulated depreciation of
 $3,566,051 and $4,251,734,
 respectively)                               531,816                  969,034

Net investment in direct
 financing leases                          2,856,398                3,130,411

Equipment held for sale or lease             109,159                      469
                                          __________               __________

       Total assets                       $6,826,712               $6,817,584
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  124,273               $  146,048

     Accounts payable and
      accrued expenses                        87,827                   72,194

     Due to related parties                   18,623                   23,439
                                          __________               __________

       Total liabilities                     230,723                  241,681

Partners' capital                          6,595,989                6,575,903
                                          __________               __________
       Total liabilities and
        partners' capital                 $6,826,712               $6,817,584
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF OPERATIONS
                For the three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                    2000              1999
                                                  ________          ________

Income:
     Rentals                                      $342,420           $416,162
     Earned income on direct financing leases       67,129             80,371
     Interest                                       38,360             21,617
     Gain on sale of equipment, net                 27,287              2,850
     Other                                             986              9,040
                                                  ________           ________

                                                   476,182            530,040
                                                  ________           ________

Expenses:
     Depreciation                                  237,882            323,524
     Write-down of equipment to net
      realizable value                                -                23,710
     General and administrative                     26,568             28,466
     General and administrative to related
      party                                         27,048             38,430
     Management fee to related party                39,598             46,847
                                                  ________           ________

                                                   331,096            460,977
                                                  ________           ________

Net income                                        $145,086           $ 69,063
                                                  ========           ========

Net income per equivalent
  limited partnership unit                        $   5.93           $   2.76
                                                  ========           ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               24,221             24,590
                                                  ========           ========




The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                          STATEMENT OF PARTNERS' CAPITAL
                     For the three months ended March 31, 2000

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 2000          $ 2,516     76,047  $6,573,387    $6,575,903

Cash distributions                 (1,250)      -       (123,750)     (125,000)

Net income                          1,451       -        143,635       145,086
                                  _______     ______  __________    __________

Balance, March 31, 2000           $ 2,717     76,047  $6,593,272    $6,595,989
                                  =======     ======  ==========    ==========




























The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF CASH FLOWS
                For the three months ended March 31, 2000 and 1999
                                  (Unaudited)
                                                     2000          1999
                                                   ________      ________
Cash flows from operating activities:
     Net income                                   $  145,086    $   69,063
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Depreciation                                  237,882       323,524
       Write-down of equipment to net
        realizable value                                -           23,710
       (Gain) loss on sale of equipment, net         (27,287)       (2,850)
       (Increase) decrease in accounts
        receivable                                  (182,869)      (75,389)
       (Increase) decrease in due from
        related parties                               38,892        66,962
       Increase (decrease) in lease rents
        paid in advance                              (21,775)       (5,486)
       Increase (decrease) in accounts
        payable and accrued expenses                  15,633        28,017
       Increase (decrease) in due to
        related parties                               (4,816)       (5,593)
                                                  __________    __________
                                                      55,660       352,895
                                                  __________    __________
     Net cash provided by operating activities       200,746       421,958
                                                  __________    __________
Cash flows from investing activities:
     Proceeds from direct financing leases,
      net of earned income                           274,013       159,431
     Proceeds from sale of equipment                 117,933         2,850
                                                  __________    __________
     Net cash provided by investing activities       391,946       162,281
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (125,000)     (125,000)
     Redemptions of capital                             -           (6,987)
                                                  __________    __________
     Net cash used in financing activities          (125,000)     (131,987)
                                                  __________    __________
     Increase in cash and cash equivalents           467,692       452,252
     Cash and cash equivalents, beginning
      of period                                    2,525,520     1,822,926
                                                  __________    __________
     Cash and cash equivalents, end of period     $2,993,212    $2,275,178
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

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

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 10 to 36 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and com-petitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no charge to write-down of equipment to net realizable value during the quarter ended March 31, 2000 and $23,710 was charged to write-down of equipment to net realizable value during the quarter ended March 31, 1999. Any future losses are dependent upon unanticipated tech-nological developments affecting the types of equipment in the port-folio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 24 to 59 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expiration is below the estimated residual value, an adjustment is made.

                       FIDELITY LEASING INCOME FUND V, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 2000 is as follows:

          Minimum lease payments to be received       $2,814,000
          Unguaranteed residuals                         388,000
          Unearned rental income                        (273,000)
          Unearned residual income                       (73,000)
                                                      __________
                                                      $2,856,000
                                                      ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 2000 are as follows:

      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                2000                       $297,000         $  894,000
                2001                           -             1,144,000
                2002                           -               660,000
                2003                           -               116,000
                                           ________         __________
                                           $297,000         $2,814,000
                                           ========         ==========

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Follow-ing is a summary of fees and costs of services and materials charged

                       FIDELITY LEASING INCOME FUND V, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


2.  RELATED PARTY TRANSACTIONS (continued)

    by the General Partner or its parent company during the three months ended March 31:

                                               2000             1999
                                             ________         ________

          Management fee                      $39,598          $46,847
          Reimbursable costs                   27,048           38,430

    Amounts due from related parties at March 31, 2000 and December 31, 1999 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2000 and December 31, 1999 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $125,000 in May 2000 for the three months ended March 31, 2000, to all admitted partners as of March 31, 2000.

                       FIDELITY LEASING INCOME FUND V, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $476,182 and $530,040 for the three months ended March 31, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 72% and 79% of total revenues for the first quarter of 2000 and 1999, respectively. The decrease in revenues was primarily attributable to a decrease in rental in-come. In 2000, rental income decreased by approximately $74,000 because of equipment under operating leases that was re-leased at lower rental rates or was sold. However, the Fund recognized a net gain on sale of equipment of $27,287 for the quarter ended March 31, 2000 compared to $2,850 for the quarter ended March 31, 1999, which mitigated the decrease in total revenues in 2000.

    Expenses were $331,096 and $460,977 during the three months ended
March 31, 2000 and 1999, respectively. Depreciation expense comprised 72% and 70% of total expenses during the first quarter of 2000 and 1999, respec-tively. The decrease in expenses between 2000 and 1999 was primarily attributable to a decrease in depreciation expense because of equipment under operating leases that came off lease or was sold since March 1999. Additionally, the decrease in write-down of equipment to net realizable value also accounted for the overall decrease in expenses in the first quarter of 2000. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no write-down of equipment to net realizable value recorded for the three months ended March 31, 2000 compared to $23,710 of write-down of equipment to net real-izable value recorded during the three months ended March 31, 1999. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    For the three months ended March 31, 2000 and 1999, the Fund's net income was $145,086 and $69,063, respectively. The net income per equiv-alent limited partnership unit, after net income allocated to the General Partner, was $5.93 and $2.76 based on a weighted average number of equivalent limited partnership units outstanding of 24,221 and 24,590 for the quarter ended March 31, 2000 and 1999, respectively.

    The Fund generated cash from operations of $355,681 and $413,447, for the purpose of determining cash available for distribution and distributed $125,000 to partners in both May 2000 and 1999 for the first quarter of 2000 and 1999, respectively. Cash distributions of $125,000 were paid to partners during the first quarter of both 2000 and 1999 for the three months ended December 31, 1999 and 1998, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

                       FIDELITY LEASING INCOME FUND V, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2000. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND V, L.P.

                                 March 31, 2000

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

               FIDELITY LEASING INCOME FUND V, L.P.




            5-11-00     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-11-00     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)