Form 10-Q
period 2000-06-30
FIDELITY LEASING INCOME FUND V LP
filed 2000-08-10
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             2000                     1999
                                         _____________            ____________

Cash and cash equivalents                 $3,581,687               $2,525,520

Accounts receivable                          213,676                  136,273

Due from related parties                        -                      55,877

Equipment under operating leases (net
 of accumulated depreciation of
 $3,294,742 and $4,251,734,
 respectively)                               325,591                  969,034

Net investment in direct
 financing leases                          2,591,610                3,130,411

Equipment held for sale or lease              12,175                      469
                                          __________               __________

       Total assets                       $6,724,739               $6,817,584
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  107,692               $  146,048

     Accounts payable and
      accrued expenses                        72,327                   72,194

     Due to related parties                   29,507                   23,439
                                          __________               __________

       Total liabilities                     209,526                  241,681

Partners' capital                          6,515,213                6,575,903
                                          __________               __________
       Total liabilities and
        partners' capital                 $6,724,739               $6,817,584
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended       Six Months Ended
                                      June 30                 June 30
                                 2000        1999        2000         1999
                                 ____        ____        ____         ____

Income:
   Rentals                     $213,869    $427,019    $556,289   $  843,181
   Earned income on direct
    financing leases             57,936      61,445     125,065      141,816
   Interest                      28,539      22,292      66,899       43,909
   Gain on sale of equipment,
    net                            -         59,003       5,671       61,853
   Other                          1,405       9,761       2,391       18,801
                               ________    ________    ________   __________

                                301,749     579,520     756,315    1,109,560
                               ________    ________    ________   __________

Expenses:
   Depreciation                 160,913     315,965     398,795      639,489
   Write-down of equipment to
    net realizable value           -         52,895        -          76,605
   General and administrative    18,257      31,812      44,825       60,278
   General and administrative
    to related party             25,959      45,394      53,007       83,824
   Management fee to
    related party                30,780      36,304      70,378       83,151
   Loss on sale of equipment,
    net                          21,616        -           -            -
                               ________    ________    ________   __________

                                257,525     482,370     567,005      943,347
                               ________    ________    ________   __________

Net income                     $ 44,224    $ 97,150    $189,310   $  166,213
                               ========    ========    ========   ==========

Net income per equivalent
 limited partnership unit      $   1.78    $   3.93    $   7.72   $     6.68
                               ========    ========    ========   ==========

Weighted average number of
 equivalent limited partner-
 ship units outstanding
 during the period               24,144      24,405      24,183       24,498
                               ========    ========    ========   ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND V, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                     For the six months ended June 30, 2000
                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 2000          $ 2,516    76,047   $6,573,387    $6,575,903

Cash distributions                 (2,500)     -        (247,500)     (250,000)

Net income                          2,500      -         186,810       189,310
                                  _______    ______   __________    __________

Balance, June 30, 2000            $ 2,516    76,047   $6,512,697    $6,515,213
                                  =======    ======   ==========    ==========





























The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.
                             STATEMENTS OF CASH FLOWS

                 For the six months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                        2000           1999
                                                     __________     __________
Cash flows from operating activities:
     Net income                                      $  189,310     $  166,213
                                                     __________     __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                       398,795        639,489
     Write-down of equipment to net realizable value       -            76,605
     Gain on sale of equipment, net                      (5,671)       (61,853)
     (Increase) decrease in accounts receivable         (77,403)       (65,926)
     (Increase) decrease in due from related parties     55,877         18,852
     Increase (decrease) in lease rents paid
      in advance                                        (38,356)         1,967
     Increase (decrease) in accounts payable and
      accrued expenses                                      133          3,435
     Increase (decrease) in due to related parties        6,068        (50,691)
                                                     __________     __________
                                                        339,443        561,878
                                                     __________     __________
     Net cash provided by operating activities          528,753        728,091
                                                     __________     __________
Cash flows from investing activities:
     Proceeds from sale of equipment                    238,613         75,365
     Proceeds from direct financing leases,
      net of earned income                              538,801        337,790
                                                     __________     __________
     Net cash provided by investing activities          777,414        413,155
                                                     __________     __________
Cash flows from financing activities:
     Distributions                                     (250,000)      (250,000)
     Redemptions                                           -            (6,987)
                                                     __________     __________
     Net cash used in financing activities             (250,000)      (256,987)
                                                     __________     __________
     Increase in cash and cash equivalents            1,056,167        884,259
     Cash and cash equivalents, beginning
      of period                                       2,525,520      1,822,926
                                                     __________     __________
     Cash and cash equivalents, end of period        $3,581,687     $2,707,185
                                                     ==========     ==========


The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1999 financial statements have been reclas-sified to conform to the presentation in 2000.

1.  EQUIPMENT LEASED

    Equipment on lease consists in part of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 10 to 36 months. Generally, operating leases will not re-cover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to re-market the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recover-ability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the market-place are considered among other things, as part of this review. In accor-dance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no write-down of equipment for the six months ended June 30, 2000. For the six months ended June 30, 1999, $76,605 was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subse-quent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 33 to 59 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                       FIDELITY LEASING INCOME FUND V, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (Continued)

    The net investment in direct financing leases as of June 30, 2000 is as follows:

          Minimum lease payments to be received           $2,492,000
          Unguaranteed residuals                             388,000
          Unearned rental income                            (221,000)
          Unearned residual income                           (67,000)
                                                          __________
                                                          $2,592,000
                                                          ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 2000 are as follows:

                                                             Direct
            Years Ending December 31       Operating        Financing
            ________________________       _________        _________

                      2000                  $123,000       $  572,000
                      2001                      -           1,144,000
                      2002                      -             660,000
                      2003                      -             116,000
                                            ________       __________
                                            $123,000       $2,492,000
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

2.  RELATED PARTY TRANSACTIONS (Continued)

    is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2000 and 1999:

                                Three Months Ended       Six Months Ended
                                      June 30                June 30
                                2000          1999       2000        1999
                                ____          ____       ____        ____

          Management fee      $30,780       $36,304    $70,378     $83,151
          Reimbursable costs   25,959        45,394     53,007      83,824

    Amounts due from related parties at June 30, 2000 and December 31, 1999 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2000 and December 31, 1999 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $125,000 in August 2000 for the three months ended June 30, 2000, to all admitted partners as of June 30, 2000.

                       FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $301,749 and
$579,520 for the three months ended June 30, 2000 and 1999, respectively and $756,315 and $1,109,560 for the six months ended June 30, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 71% and 74% of total revenues for the second quarter of 2000 and 1999, respectively and 74% and 76% of total revenues for the six months ended
June 30, 2000 and 1999, respectively. The decrease in revenues was primar-ily attributable to a decrease in rental income. In 2000, rental income decreased by approximately $287,000 resulting from equipment that came off lease and was re-leased at lower rental rates or was sold since the second quarter of 1999. A decrease in net gain on sale of equipment of $56,000 also contributed to the decrease in total revenues during the six months ended June 30, 2000. The Fund recognized $5,671 in net gain on sale of equip-ment for the six months ended June 30, 2000 compared to $61,853 for the same period in 1999. However, an increase in interest income of approximately $23,000 during the six months ended June 30, 2000 compared to the six months ended June 30, 1999 served to lower the overall decrease in revenues during this period. Interest income increased because of larger cash balances available for short-term investment.

    Expenses were $257,525 and $482,370 during the three months ended
June 30, 2000 and 1999, respectively and $567,005 and $943,347 during the six months ended June 30, 2000 and 1999, respectively. Depreciation expense comprised 62% and 66% of total expenses during the second quarter of 2000 and 1999, respectively and 70% and 68% of total expenses during the first six months of 2000 and 1999, respectively. The decrease in expenses between 2000 and 1999 was primarily attributable to a decrease in depreciation expense because of equipment under operating leases that came off-lease or was sold since June 1999. Additionally, the decrease in write-down of equipment to net realizable value contributed to the overall decrease in expenses in 2000. Based upon the review of the recoverability of the undepreciated cost of rental equipment, there was no charge to operations to write down equipment to its estimated net realizable value for the six months ended June 30, 2000 compared to $76,605 for the six months ended June 30, 1999. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, the decrease in general and administrative expenses to related party also decreased during the six months ended June 30, 2000 compared to the same period in 1999 because of a decrease in expenses charged by the General Partner or its parent company for services and materials provided to the Fund.

    For the three months ended June 30, 2000 and 1999, the Fund had net income of $44,224 and $97,150, respectively. For the six months ended June 30, 2000 and 1999, the Fund had net income of $189,310 and $166,213,

                       FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $1.78 and $3.93 based on a weighted average number of equivalent limited partnership units outstanding of 24,144 and 24,405 for the quarter ended June 30, 2000 and 1999, respec-tively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $7.72 and $6.68 based on a weighted average number of equivalent limited partnership units outstanding of 24,183 and 24,498 for the six months ended June 30, 2000 and 1999, respectively.

    The Fund generated cash from operations of $226,753 and $407,007, for the purpose of determining cash available for distribution for the quarter ended June 30, 2000 and 1999, respectively and distributed $125,000 to partners in both August 2000 and 1999. For the six months ended June 30, 2000 and 1999, the Fund generated cash from operations of $582,434 and $820,454 and distributed $125,000 to partners during the first six months of both 2000 and 1999 and $125,000 in both August 2000 and 1999. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

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

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND V, L.P.
                                 June 30, 2000


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

               FIDELITY LEASING INCOME FUND V, L.P.




            8-10-00     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-10-00    By:   Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)