Form 10-Q
period 2000-09-30
FIDELITY LEASING INCOME FUND V LP
filed 2000-11-13
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

                       FIDELITY LEASING INCOME FUND V, L.P.

                                  BALANCE SHEETS

                                      ASSETS

                                          (Unaudited)               (Audited)
                                         September 30,             December 31,
                                             2000                      1999
                                         _____________            _____________

Cash and cash equivalents                  $4,114,989              $2,525,520

Accounts receivable                           475,027                 136,273

Due from related parties                           96                  55,877

Equipment under operating leases
 (net of accumulated depreciation
 of $1,997,344 and $4,251,734,
 respectively)                                  2,221                 969,034

Net investment in direct financing leases   2,357,261               3,130,411

Equipment held for sale or lease                 -                        469
                                           __________              __________

       Total assets                        $6,949,594              $6,817,584
                                           ==========              ==========

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $  102,712              $  146,048

     Accounts payable and
      accrued expenses                         83,510                  72,194

     Due to related parties                    11,852                  23,439
                                           __________              __________

       Total liabilities                      198,074                 241,681

Partners' capital                           6,751,520               6,575,903
                                           __________              __________
           Total liabilities and
            partners' capital              $6,949,594              $6,817,584
                                           ==========              ==========

     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                    2000       1999         2000         1999
                                    ____       ____         ____         ____

Income:
     Rentals                      $152,523   $355,726    $  708,812  $1,198,907
     Earned income on direct
      financing leases              51,532     76,634       176,597     218,450
     Interest                       31,990     45,976        98,889      89,885
     Gain on sale of equipment,
      net                          255,963      9,193       261,634      71,046
     Other                           1,376     12,538         3,767      31,339
                                  ________   ________    __________  __________

                                   493,384    500,067     1,249,699   1,609,627
                                  ________   ________    __________  __________

Expenses:
     Depreciation                   60,157    293,816       458,952     933,305
     Write-down of equipment to
      net realizable value            -        10,513          -         87,118
     General and administrative     17,762     21,209        62,587      81,487
     General and administrative to
      related party                 29,269     32,374        82,276     116,198
     Management fee to related
      party                         24,889     64,384        95,267     147,535
                                  ________   ________    __________  __________

                                   132,077    422,296       699,082   1,365,643
                                  ________   ________    __________  __________

Net income                        $361,307   $ 77,771    $  550,617  $  243,984
                                  ========   ========    ==========  ==========

Net income per equivalent
  limited partnership unit        $  14.67   $   3.15    $    22.47  $     9.83
                                  ========   ========    ==========  ==========

Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                 24,420     24,313        24,262      24,436
                                  ========   ========    ==========  ==========

     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                          STATEMENT OF PARTNERS' CAPITAL

                   For the nine months ended September 30, 2000

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 2000          $2,516      76,047  $6,573,387    $6,575,903

Cash distributions                (3,750)       -       (371,250)     (375,000)

Net income                         5,506        -        545,111       550,617
                                  ______      ______  __________    __________
Balance, September 30, 2000       $4,272      76,047  $6,747,248    $6,751,520
                                  ======      ======  ==========    ==========

























     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                      2000          1999
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  550,617    $  243,984
                                                  __________    __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                    458,952       933,305
     Write-down of equipment to net
      realizable value                                  -           87,118
     (Gain) loss on sale of equipment, net          (261,634)      (71,046)
     (Increase) decrease in accounts receivable     (338,754)       95,771
     (Increase) decrease in due from related
      parties                                         55,781       136,960
     Increase (decrease) in lease rents paid
      in advance                                     (43,336)       (2,959)
     Increase (decrease) in accounts payable and
      accrued expenses                                11,316       (18,102)
     Increase (decrease) in due to related
      parties                                        (11,587)      (49,246)
                                                  __________    __________
                                                    (129,262)    1,111,801
                                                  __________    __________
     Net cash provided by operating activities       421,355     1,355,785
                                                  __________    __________
Cash flows from investing activities:
     Proceeds from sale of equipment                 769,964       119,419
     Proceeds from direct financing leases,
      net of earned income                           773,150     1,474,074
                                                  __________    __________
     Net cash provided by investing activities     1,543,114     1,593,493
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (375,000)     (375,000)
     Redemption                                         -           (6,987)
                                                  __________    __________
     Net cash used in financing activities          (375,000)     (381,987)
                                                  __________    __________
     Increase in cash and cash equivalents         1,589,469     2,567,291
     Cash and cash equivalents, beginning
      of period                                    2,525,520     1,822,926
                                                  __________    __________
     Cash and cash equivalents, end of period     $4,114,989    $4,390,217
                                                  ==========    ==========
     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    Equipment on lease consists in part of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 10 to 36 months. Generally, operating leases will not re-cover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to re-market the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recover-ability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the market-place are considered among other things, as part of this review. In accor-dance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no write-down of equipment to net realizable value for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, $87,118 was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

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

                       FIDELITY LEASING INCOME FUND V, L.P.

1.  EQUIPMENT LEASED (Continued)

    The net investment in direct financing leases as of September 30, 2000 is as follows:

          Minimum lease payments to be received          $2,206,000
          Unguaranteed residuals                            387,000
          Unearned rental income                           (176,000)
          Unearned residual income                          (60,000)
                                                         __________

                                                         $2,357,000
                                                         ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 2000 are as follows:

                                                           Direct
            Years Ending December 31       Operating      Financing
            ________________________       _________      _________

                      2000                 $54,000       $  286,000
                      2001                    -           1,144,000
                      2002                    -             660,000
                      2003                    -             116,000
                                           _______       __________
                                           $54,000       $2,206,000
                                           =======       ==========

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is

                       FIDELITY LEASING INCOME FUND V, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2000 and 1999:

                              Three Months Ended        Nine Months Ended
                                 September 30              September 30
                              2000          1999         2000        1999
                              ____          ____         ____        ____

      Management fee        $24,889       $64,384      $95,267    $147,535
      Reimbursable costs     29,269        32,374       82,276     116,198

    Amounts due from related parties at September 30, 2000 and December 31, 1999 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 2000 and December 31, 1999 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $125,000 in November 2000 for the three months ended September 30, 2000, to all admitted partners as of September 30, 2000.

                       FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $493,384 and $500,067 for the three months ended September 30, 2000 and 1999, respec-tively, and $1,249,699 and $1,609,627 for the nine months ended September 30, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 31% and 71% of total revenues for the third quarter of 2000 and 1999, respectively and 57% and 74% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The decrease in total revenues was primarily attributable to a decrease in rental income.
In 2000, rental income decreased by approximately $490,000 resulting from equipment that came off lease and was sold. Additionally, earned income on direct financing leases decreased during the first nine months of 2000 compared to the same period in 1999. The decrease in this account was caused by the sale of two leases in the third and fourth quarter of 1999 prior to their termination date. Furthermore, other income decreased during 2000 because of the decrease in the amount of late charges collected on delinquent rents during the nine months ended September 30, 2000 compared to the same period in 1999. The decrease in this account also accounted for the overall decrease in revenues in the current year. However, the Fund recorded $261,634 of net gain on sale of equipment during the nine months ended September 30, 2000 compared to $71,046 for the same period in 1999.
The increase in this account mitigated a portion of the overall decrease in revenues in 2000.

    Expenses were $132,077 and $422,296 for the three months ended Sep-tember 30, 2000 and 1999, respectively and $699,082 and $1,365,643 for the nine months ended September 30, 2000 and 1999, respectively. Depreciation expense comprised 46% and 70% of total expenses during the third quarter of 2000 and 1999, respectively and 66% and 68% of total expenses during the first nine months of 2000 and 1999, respectively. The decrease in expenses between 2000 and 1999 was primarily attributable to the decrease in depreciation ex-pense because of equipment that terminated and was sold since September 1999. In addition, the decrease in write-down of equipment to net realizable value also caused the decrease in total expenses in 2000. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no charge to operations to write down equipment to its estimated net realizable value for the nine months ended September 30, 2000 compared to $87,118 for the nine months ended September 30, 1999. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, general and administrative expenses to related party also decreased during the nine months ended September 30, 2000 compared to the same period in 1999 because of a decrease in expenses charged by the General Partner or its parent company for services and materials provided to the Fund.

                       FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

    For the three months ended September 30, 2000 and 1999, the Fund had net income of $361,307 and $77,771, respectively. For the nine months ended September 30, 2000 and 1999, the Fund had net income of $550,617 and $243,984, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $14.67 and $3.15 based on a weighted average number of equivalent limited partnership units outstanding of 24,420 and 24,313 for the quarter ended September 30, 2000 and 1999, respec-tively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $22.47 and $9.83 based on a weighted average number of equivalent limited partnership units outstanding of 24,262 and 24,436 for the nine months ended September 30, 2000 and 1999, respectively.

    The Fund generated cash from operations of $165,501 and $372,907, for the purpose of determining cash available for distribution for the quarter ended September 30, 2000 and 1999, respectively and distributed $125,000 to partners in both November 2000 and 1999. For the nine months ended September 30, 2000 and 1999, the Fund generated cash from operations of $747,935 and $1,193,361 and distributed $250,000 of these amounts to partners during both the nine months ended September 30, 2000 and 1999, and $125,000 of these amounts in both November 2000 and 1999. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

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

                                 September 30, 2000

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

               FIDELITY LEASING INCOME FUND V, L.P.




         11-13-00    By:  Freddie M. Kotek
         ________          _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




         11-13-00     By:  Marianne T. Schuster
         ________          _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)