Form 10-K
period 2000-12-31
FIDELITY LEASING INCOME FUND V LP
filed 2001-03-29
CIK 830660

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2000

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

The number of outstanding limited partnership units of the Registrant at December 31, 2000 is 76,047.

There is no public market for these securities.

The index of Exhibits is located on page 12.

                                    PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund V, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1988 and acquired computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations, networking equipment as well as other electronic equipment, that was leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund did not borrow funds to purchase equipment.

     The Fund generally acquired equipment subject to a lease. Purchases of equipment for lease were typically made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment, from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The equipment leasing industry is highly competitive. The Fund competed with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which had greater financial resources than the Fund. Other leasing companies and equipment manufacturers and distributors may have been in a position to offer equipment to prospective lessees on financial terms which were more favorable than those which the Fund could offer. Equipment manu-facturers and distributors may have offered to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) that would afford benefits to the purchaser similar to those obtained through leases.
They may also have been in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund may not have been able to offer.
As a result of the advantages that certain of its competitors had, the Fund may have leased its equipment on a less favorable basis than certain of its competitors.

     A brief description of the types of equipment in which the Fund has invested as of December 31, 2000, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing methods as of December 31, 2000:

Operating Leases:
                                            Purchase Price      Percentage of
      Type of Equipment                      of Equipment      Total Equipment

      Technical Workstations and Terminals    $1,349,201            84.01%
      Printers                                   145,767             9.08
      Network Communications                     111,082             6.91
                                              __________           ______
      Totals                                  $1,606,050           100.00%
                                              ==========           ======

Direct Financing Leases:
                                            Purchase Price    Percentage of
      Type of Equipment                      of Equipment    Total Equipment

      Network Communications                  $2,515,973            74.20%
      PCB Assembly Equipment                     874,947            25.80
                                              __________           ______
      Totals                                  $3,390,920           100.00%
                                              ==========           ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equip-ment leased by the Fund under the operating and direct financing methods as of December 31, 2000:

Operating Leases:
                                            Purchase Price      Percentage of
      Type of Business                       of Equipment      Total Equipment

      Telephone/Telecommunications            $1,335,099            83.13%
      Retailing/Consumer Goods                   155,717             9.70
      Manufacturing/Refining                     115,234             7.17
                                              __________           ______
      Totals                                  $1,606,050           100.00%
                                              ==========           ======

Direct Financing Leases:
                                            Purchase Price      Percentage of
      Type of Business                       of Equipment      Total Equipment

      Retailing/Consumer Goods                $2,515,973            74.20%
      Manufacturing/Refining                     874,947            25.80
                                              __________           ______
      Totals                                  $3,390,920           100.00%
                                              ==========           ======


Average Initial Term of Leases (in months): 35

Item 3.  LEGAL PROCEEDINGS

     Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

     (b)  Number of Equity Security Holders:

                                                 Number of Partners
               Title of Class                  as of December 31, 2000

               Limited Partnership Interests          2,584
               General Partnership Interest               1

Item 6.  SELECTED FINANCIAL DATA
                                       For the Years Ended December 31,
                            2000         1999         1998         1997         1996
Total Income             $1,421,098   $2,093,718   $3,640,530   $3,442,545   $4,269,938
Net Income                  637,094      336,717      232,105      634,505      878,737
Distributions to Partners   500,000      500,000      550,000      600,000      960,000
Net Income per Equivalent
 Limited Partnership Unit     25.92        13.59         9.05        25.07        33.97
Weighted Average
 Number of Equivalent
 Limited Partnership
 Units Outstanding
 During the Year             24,327       24,404       25,065       25,054       25,610

                                                  December 31,
                            2000         1999         1998         1997         1996
Total Assets             $6,889,023   $6,817,584   $7,047,755   $7,455,365   $7,569,806
Equipment under
 Operating Leases
 and Equipment Held for
 Sale or Lease (Net)           -         969,503    2,354,710    3,423,510    3,909,025
Net Investment in
 Direct Financing
 Leases                   2,117,968    3,130,411    2,489,583         -         209,459
Limited Partnership
 Units                       76,047       76,047       76,137       76,137       76,137
Limited Partners              2,584        2,581        2,573        2,570        2,558

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $1,421,098, $2,093,718 and $3,640,530 for the years ended December 31, 2000, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 54%, 75% and 90% of total income in 2000, 1999 and 1998, respectively. In 2000 and 1999, the decrease in total revenues was primarily attributable to a decrease in rental income. In 2000, rental income decreased by approximately $811,000 because of equipment that terminated and was sold. In 1999, rental income decreased by approximately $1,519,000 because of equipment that terminated or was sold. Additionally, the Fund entered into a transaction whereby it collected the remaining rents owed on certain leases resulting in the recognition of $315,000 of rental income in 1998. This also contributed to the decrease in rental income in 1999. These decreases in rental income were mitigated by $117,000 of rentals generated on 1998 equipment purchases for which a full year of rent was recognized in 1999 and only a partial year was recognized in 1998. The fluctuation in earned income on direct financing leases also accounted for the decrease in total revenues in 2000 and mitigated a portion of the decrease in total revenues in 1999. There were no investments made in direct financing leases in 2000. Therefore, the earned income on direct financing leases decreased in 2000 in accordance with the recognition of income on these leases using the interest method. However, the Fund invested in approximately $2.5 million and $2.7 million of direct financing leases during 1999 and 1998, respectively, which accounted for the increase in earned income on direct financing leases in 1999. The overall decrease in revenues was mitigated by an increase in net gain on sale of equipment in both 2000 and 1999. The Fund recorded $261,634, $70,262 and $53,323 of net gain on sale of equipment for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, interest income increased in 2000 and 1999 resulting from higher cash balances available for investment by the Fund during these years. The increase in this account also served to lower the amount of the decrease in total revenues during the twelve months ended December 31, 2000 and 1999. Furthermore, the increase in other income also mitigated the overall decrease in revenues in 2000 and 1999. The Fund recorded approximately $33,000, $20,000 and $-0- in late charges on delinquent rentals collected that is included in other income in 2000, 1999 and 1998, respec-tively. The increase in other income was primarily related to the increase in these late charges.

     Expenses were $784,004, $1,757,001, and $3,408,425 for the years ended December 31, 2000, 1999 and 1998, respectively. Depreciation expense com-prised 59%, 70% and 76% of total expenses in 2000, 1999 and 1998, respectively. The decrease in total expenses in 2000 and 1999 was primarily related to the decrease in depreciation expense. In 2000 and 1999, depreciation expense de-creased because of equipment that terminated and was sold. The decrease in write-down of equipment to net realizable value also contributed to the de-crease in total expenses in 2000 and 1999. There was no write-down of equip-ment to net realizable value during 2000. The Fund recorded approximately $92,000 and $247,000 of write-down of equipment to net realizable value during 1999 and 1998, respectively. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with accounting principles generally

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains, if any, upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, general and administrative expenses decreased in 1999 compared to 1998 because the Fund incurred more fees to remarket equipment in 1998. This decrease also contributed to the decrease in expenses in 1999. Management fee to related party decreased in 2000 and 1999 because of the decrease in rental income during these years. Furthermore, general and admin-istrative expense to related party decreased in 2000 and 1999 because of a decrease in expenses charged by the General Partner or its parent company for services and materials provided to the Fund. The decrease in these accounts also accounted for the overall decrease in expenses in 2000 and 1999.

     The Fund's net income was $637,094, $336,717 and $232,105 for the years ended December 31, 2000, 1999 and 1998, respectively. The earnings per equiv-alent limited partnership unit, after earnings allocated to the General Partner, were $25.92, $13.59 and $9.05 for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted average number of equivalent limited partnership units outstanding were 24,327, 24,404 and 25,065 for 2000, 1999 and 1998, respectively.

     The Fund generated cash from operations of $836,633, $1,583,430 and $3,019,439 for the purpose of determining cash available for distribution during the years ended December 31, 2000, 1999 and 1998, respectively. The Fund distributed $375,000, $375,000 and $400,000 of those amounts during the period April 1 through December 31, 2000, 1999 and 1998, respectively, and during the first quarter of 2001, 2000 and 1999, the Fund distributed $4,300,000, $125,000 and $125,000 of those amounts, respectively. The Fund also paid a cash distribution of $150,000 to partners during the first quarter of 1998 for the last quarter of the previous year. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. Therefore, as leases expire, the General Partner will make every effort to sell the equipment at market value. During the year ended December 31, 1998, the Fund purchased $2,335,867 of equipment subject to operating leases. Addition-ally, the Fund invested in $2,515,974 and $2,731,393 of direct financing leases during the years ended December 31, 1999 and 1998, respectively.

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

     FREDDIE M. KOTEK, age 45, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 2000. Executive Vice President of Resource Properties, Inc. from 1993 to 2000.

     MICHAEL L. STAINES, age 51, Director and Secretary of FLPMI since September 1995. Director of Resource America from 1989 to 2000 and Senior Vice President of Resource America since 1989. Chief Operating Officer, Secretary and Managing Board Member of Atlas Pipeline Partners G.P., LLC since its formation in 1999. President, Secretary and a direc-tor of Resource Energy, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     SCOTT F. SCHAEFFER, age 38, Director of FLPMI since September 1995. President of RAIT Investment Trust (a publicly traded real estate invest-ment trust) since October 2000. Vice Chairman of the Board of Resource America from 1998 to September 2000 and Executive Vice President of Re-source America from 1997 to 1998. Prior thereto, Senior Vice President of Resource America since 1995. President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) from 1992 to September 2000.

     Others:

     MARIANNE T. SCHUSTER, age 42, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 33, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2000:

               Name of Individual or      Capacities in
                  Number in Group         Which Served      Compensation

               F.L. Partnership
               Management, Inc.          General Partner     $114,219(1)
                                                             ========
                 (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 2000, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2000, the Fund was charged $114,219 of management fees by the General Partner. The General Partner will continue to receive 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with initial lease terms in excess of 42 months for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. A majority of the direct financ-ing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 3% management fee to the General Partner. This manage-ment fee is paid quarterly only if and when the Limited Partners have received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 2000, the General Partner received $5,000 of cash distri-butions.

     The Fund incurred $118,219 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2000.

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

                  FIDELITY LEASING INCOME FUND V, L.P.
                  A Delaware limited partnership

                  By:  F.L. PARTNERSHIP MANAGEMENT, INC.

                       /s/ Freddie M. Kotek
                  By:  ___________________________
                       Freddie M. Kotek, Chairman and President

Dated March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                             Date



/s/ Freddie M. Kotek
____________________________  Chairman of the Board of Directors         3-29-01
Freddie M. Kotek               and President of F.L. Partnership
                               Management, Inc.
                               (Principal Executive Officer)



/s/ Michael L. Staines
____________________________  Director of F.L. Partnership               3-29-01
Michael L. Staines             Management, Inc.



/s/ Marianne T. Schuster
____________________________  Vice President and Controller              3-29-01
Marianne T. Schuster           of F.L. Partnership Management, Inc.
                               (Principal Financial Officer)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                      Pages

          Report of Independent Certified Public Accountants           F-2

          Balance Sheets as of December 31, 2000 and 1999              F-3

          Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998                            F-4

          Statements of Partners' Capital for the years ended
           December 31, 2000, 1999 and 1998                            F-5

          Statements of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998                            F-6

          Notes to Financial Statements                             F-7 - F-11



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund V, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund V, L.P. as of December 31, 2000 and 1999, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ending December 31, 2000. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund V, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



Grant Thornton LLP
Philadelphia, Pennsylvania
February 16, 2001

                          FIDELITY LEASING INCOME FUND V, L.P.

                                      BALANCE SHEETS

                                         ASSETS
                                                                    December 31,

                                                               2000             1999
     Cash and cash equivalents                              $4,402,821       $2,525,520

     Accounts receivable                                       360,139          136,273

     Due from related parties                                    8,095           55,877

     Equipment under operating leases (net of
      accumulated depreciation of $1,606,050
      and $4,251,734, respectively)                               -             969,034

     Net investment in direct financing leases               2,117,968        3,130,411

     Equipment held for sale or lease                             -                 469
                                                            __________       __________

             Total assets                                   $6,889,023       $6,817,584
                                                            ==========       ==========


                            LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:

           Lease rents paid in advance                      $   76,032       $  146,048

           Accounts payable and accrued expenses                79,894           72,194

           Due to related parties                               20,100           23,439
                                                            __________       __________

             Total liabilities                                 176,026          241,681

     Partners' capital                                       6,712,997        6,575,903
                                                            __________       __________

              Total liabilities and partners' capital       $6,889,023       $6,817,584
                                                            ==========       ==========







The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND V, L.P.

                                    STATEMENTS OF OPERATIONS



                                                    For the years ended December 31,

                                                  2000            1999           1998
   Income:
     Rentals                                   $  762,386      $1,573,547     $3,290,957
     Earned income on direct financing
      leases                                      223,187         285,617        184,283
     Interest                                     134,530         131,668         97,204
     Gain on sale of equipment, net               261,634          70,262         53,323
     Other                                         39,361          32,624         14,763
                                               __________      __________     __________

                                                1,421,098       2,093,718      3,640,530
                                               __________      __________     __________

   Expenses:
     Depreciation                                 461,173       1,224,996      2,593,989
     Write-down of equipment to net
      realizable value                               -             91,979        246,668
     General and administrative                    90,393          87,681        142,000
     General and administrative to
      related party                               118,219         156,874        206,109
     Management fee to related party              114,219         195,471        219,659
                                               __________      __________     __________

                                                  784,004       1,757,001      3,408,425
                                               __________      __________     __________


   Net income                                  $  637,094      $  336,717     $  232,105
                                               ==========      ==========     ==========

   Net income per equivalent limited
    partnership unit                           $    25.92      $    13.59     $     9.05
                                               ==========      ==========     ==========


   Weighted average number of equivalent
    limited partnership units outstanding
    during the year                                24,327          24,404         25,065
                                               ==========      ==========     ==========






The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND V, L.P.

                                 STATEMENTS OF PARTNERS' CAPITAL
                       For the years ended December 31, 2000, 1999 and 1998


                                       General        Limited Partners
                                       Partner       Units       Amount           Total
                                       _______       ___________________          _____

Balance, January 1, 1998                $2,766       76,137   $7,061,302      $7,064,068

Cash distributions                      (5,500)        -        (544,500)       (550,000)

Net income                               5,250         -         226,855         232,105
                                        ______       ______   __________      __________

Balance, December 31, 1998               2,516       76,137    6,743,657       6,746,173

Cash distributions                      (5,000)        -        (495,000)       (500,000)

Redemptions                               -            (90)       (6,987)         (6,987)

Net income                               5,000         -         331,717         336,717
                                        ______       ______   __________      __________

Balance, December 31, 1999               2,516       76,047    6,573,387       6,575,903

Cash distributions                      (5,000)        -        (495,000)       (500,000)

Net income                               6,371         -         630,723         637,094
                                        ______       ______   __________      __________

Balance, December 31, 2000              $3,887       76,047   $6,709,110      $6,712,997
                                        ======       ======   ==========      ==========
















The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND V, L.P.

                                      STATEMENTS OF CASH FLOWS
                                                      For the years ended December 31,
                                                      2000          1999          1998
Cash flows from operating activities:
  Net income                                       $  637,094    $  336,717    $  232,105
                                                   __________    __________    __________
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                        461,173     1,224,996     2,593,989
  Write-down of equipment to net
   realizable value                                      -           91,979       246,668
  (Gain) loss on sale of equipment, net              (261,634)      (70,262)      (53,323)
  (Increase) decrease in accounts receivable         (223,866)       96,333       (39,081)
  (Increase) decrease in due from related
   parties                                             47,782        92,053        10,770
  Increase (decrease) in lease rents paid
   in advance                                         (70,016)       (9,830)      (97,364)
  Increase (decrease) in accounts payable
   and accrued expenses                                 7,700       (12,025)      (25,669)
  Increase (decrease) in due to related
   parties                                             (3,339)      (38,046)       33,318
                                                   __________    __________    __________
   Total adjustments                                  (42,200)    1,375,198     2,669,308
                                                   __________    __________    __________
  Net cash provided by operating activities           594,894     1,711,915     2,901,413
                                                   __________    __________    __________
Cash flows from investing activities:
  Acquisition of equipment                               -            -        (2,335,867)
  Investment in direct financing leases                  -       (2,515,974)   (2,731,393)
  Proceeds from direct financing leases,
   net of earned income                             1,012,443     1,875,146       556,790
  Proceeds from sale of equipment                     769,964       138,494       302,353
                                                   __________    __________    __________
  Net cash provided by (used in)
   investing activities                             1,782,407      (502,334)   (4,208,117)
                                                   __________    __________    __________

Cash flows from financing activities:
  Distributions                                      (500,000)     (500,000)     (550,000)
  Redemptions of capital                                 -           (6,987)         -
                                                   __________    __________    __________
  Net cash used in financing activities              (500,000)     (506,987)     (550,000)
                                                   __________    __________    __________
  Increase (decrease) in cash and cash
   equivalents                                      1,877,301       702,594    (1,856,704)

  Cash and cash equivalents, beginning of year      2,525,520     1,822,926     3,679,630
                                                   __________    __________    __________

  Cash and cash equivalents, end of year           $4,402,821    $2,525,520    $1,822,926
                                                   ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND V, L.P.

                             NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund V, L.P. (the "Fund") was formed in January 1988. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. (Resource America). The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape and disk storage devices, data communica-tions equipment, computer terminals, technical workstations, networking equip-ment as well as other electronic equipment that is leased to third parties throughout the United States on a short-term basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

     Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in money market savings accounts.

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

Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, techno-logical developments and information provided in third party publications. Based upon this review, there were no significant fourth quarter adjustments made in 2000 and 1999. However, the Fund recorded an adjustment of approx-imately $32,000 or $1.27 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1998.

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

     In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recog-nizes gains upon actual sale of its rental equipment. As a result, there was no write-down of equipment to net realizable value during 2000. In 1999 and 1998, approximately $92,000 and $247,000, respectively was charged to write-down of equipment to net realizable value. Any future losses are dependent upon technological developments affecting the equipment in subsequent years.

     Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expiration is below the estimated residual value, an adjustment is made.

     The net investment in direct financing leases as of December 31, 2000 is as follows:

              Minimum lease payments to be received            $1,920,000
              Unguaranteed residuals                              388,000
              Unearned rental income                             (136,000)
              Unearned residual income                            (54,000)
                                                               __________
                                                               $2,118,000
                                                               ==========

                          FIDELITY LEASING INCOME FUND V, L.P.

4.  EQUIPMENT LEASED (Continued)

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                                  Direct
                                          Operating             Financing

                      2001                  $50,000            $1,144,000
                      2002                     -                  660,000
                      2003                     -                  116,000
                      2004                     -                     -
                                            _______            __________
                                            $50,000            $1,920,000
                                            =======            ==========

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                             2000        1999         1998

             Management fee                $114,219    $195,471     $219,659
             Reimbursable costs             118,219     156,874      206,109

     During 1999, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America served as a director. In November 1999, Hudson United Bancorp acquired JeffBanks, Inc. The Fund maintains a normal banking relationship

                          FIDELITY LEASING INCOME FUND V, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

with Hudson United Bancorp. As of December 31, 2000 and 1999, the Chairman of Resource America did not hold any position with Hudson United Bancorp.

     Amounts due from related parties at December 31, 2000 and 1999 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 2000 and 1999 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2000, four customers accounted for approx-imately 46%, 22%, 10% and 10% of the Fund's rental income. For the year ended December 31, 1999, three customers accounted for approximately 36%, 21% and 19% of the Fund's rental income. For the year ended December 31, 1998, three customers accounted for approximately 34%, 17% and 10% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

     Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

             Month of Distribution               2000           1999           1998
                    February                  $125,000       $125,000       $150,000
                    May                        125,000        125,000        150,000
                    August                     125,000        125,000        125,000
                    November                   125,000        125,000        125,000
                                              ________       ________       ________

                                              $500,000       $500,000       $550,000
                                              ========       ========       ========

     In addition, the General Partner declared and paid a cash distribution of $4,300,000 in February 2001 for the three months ended December 31, 2000, to all admitted partners as of December 31, 2000.