Form 10-K/A
period 2000-12-31
FIDELITY LEASING INCOME FUND V LP
filed 2001-05-14
CIK 830660

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

     (b)  Number of Equity Security Holders:

                                                 Number of Partners
               Title of Class                  as of December 31, 2000

               Limited Partnership Interests          2,584
               General Partnership Interest               1

Item 6.  SELECTED FINANCIAL DATA
                                       For the Years Ended December 31,
                            2000         1999         1998         1997         1996
Total Income             $1,421,098   $2,093,718   $3,640,530   $3,442,545   $4,269,938
Net Income                  637,094      336,717      232,105      634,505      878,737
Distributions to Partners   500,000      500,000      550,000      600,000      960,000
Net Income per Equivalent
 Limited Partnership Unit     24.27        13.59         9.05        25.07        33.97
Weighted Average
 Number of Equivalent
 Limited Partnership
 Units Outstanding
 During the Year             24,327       24,404       25,065       25,054       25,610

                                                  December 31,
                            2000         1999         1998         1997         1996
Total Assets             $6,889,023   $6,817,584   $7,047,755   $7,455,365   $7,569,806
Equipment under
 Operating Leases
 and Equipment Held for
 Sale or Lease (Net)           -         969,503    2,354,710    3,423,510    3,909,025
Net Investment in
 Direct Financing
 Leases                   2,117,968    3,130,411    2,489,583         -         209,459
Limited Partnership
 Units                       76,047       76,047       76,137       76,137       76,137
Limited Partners              2,584        2,581        2,573        2,570        2,558

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

     The Fund's net income was $637,094, $336,717 and $232,105 for the years ended December 31, 2000, 1999 and 1998, respectively. The earnings per equiv-alent limited partnership unit, after earnings allocated to the General Partner, were $24.27, $13.59 and $9.05 for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted average number of equivalent limited partnership units outstanding were 24,327, 24,404 and 25,065 for 2000, 1999 and 1998, respectively.

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

Dated May 14, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                             Date



/s/ Freddie M. Kotek
____________________________  Chairman of the Board of Directors         5-14-01
Freddie M. Kotek               and President of F.L. Partnership
                               Management, Inc.
                               (Principal Executive Officer)



/s/ Michael L. Staines
____________________________  Director of F.L. Partnership               5-14-01
Michael L. Staines             Management, Inc.



/s/ Marianne T. Schuster
____________________________  Vice President and Controller              5-14-01
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

                          FIDELITY LEASING INCOME FUND V, L.P.

                                    STATEMENTS OF OPERATIONS



                                                    For the years ended December 31,

                                                  2000            1999           1998
   Income:
     Rentals                                   $  762,386      $1,573,547     $3,290,957
     Earned income on direct financing
      leases                                      223,187         285,617        184,283
     Interest                                     134,530         131,668         97,204
     Gain on sale of equipment, net               261,634          70,262         53,323
     Other                                         39,361          32,624         14,763
                                               __________      __________     __________

                                                1,421,098       2,093,718      3,640,530
                                               __________      __________     __________

   Expenses:
     Depreciation                                 461,173       1,224,996      2,593,989
     Write-down of equipment to net
      realizable value                               -             91,979        246,668
     General and administrative                    90,393          87,681        142,000
     General and administrative to
      related party                               118,219         156,874        206,109
     Management fee to related party              114,219         195,471        219,659
                                               __________      __________     __________

                                                  784,004       1,757,001      3,408,425
                                               __________      __________     __________


   Net income                                  $  637,094      $  336,717     $  232,105
                                               ==========      ==========     ==========

   Net income per equivalent limited
    partnership unit                           $    24.27      $    13.59     $     9.05
                                               ==========      ==========     ==========


   Weighted average number of equivalent
    limited partnership units outstanding
    during the year                                24,327          24,404         25,065
                                               ==========      ==========     ==========






The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND V, L.P.

                                 STATEMENTS OF PARTNERS' CAPITAL
                       For the years ended December 31, 2000, 1999 and 1998


                                       General        Limited Partners
                                       Partner       Units       Amount           Total
                                       _______       ___________________          _____

Balance, January 1, 1998               $ 2,766       76,137   $7,061,302      $7,064,068

Cash distributions                      (5,500)        -        (544,500)       (550,000)

Net income                               5,250         -         226,855         232,105
                                       _______       ______   __________      __________

Balance, December 31, 1998               2,516       76,137    6,743,657       6,746,173

Cash distributions                      (5,000)        -        (495,000)       (500,000)

Redemptions                               -            (90)       (6,987)         (6,987)

Net income                               5,000         -         331,717         336,717
                                       _______       ______   __________      __________

Balance, December 31, 1999               2,516       76,047    6,573,387       6,575,903

Cash distributions                      (5,000)        -        (495,000)       (500,000)

Net income                              46,750         -         590,344         637,094
                                       _______       ______   __________      __________

Balance, December 31, 2000             $44,266       76,047   $6,668,731      $6,712,997
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