Form 10-Q
period 2001-03-31
FIDELITY LEASING INCOME FUND V LP
filed 2001-05-15
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

                                      ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2001                     2000
                                         _____________            ____________

Cash and cash equivalents                 $  558,217               $4,402,821

Accounts receivable                          145,279                  360,139

Due from related parties                      82,085                    8,095

Equipment under operating leases (net
 of accumulated depreciation of
 $1,464,940 and $1,606,050,
 respectively)                                  -                        -

Net investment in direct
 financing leases                          1,873,628                2,117,968

                                          __________               __________

       Total assets                       $2,659,209               $6,889,023
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   69,911               $   76,032

     Accounts payable and
      accrued expenses                        85,137                   79,894

     Due to related parties                   43,656                   20,100
                                          __________               __________

       Total liabilities                     198,704                  176,026

Partners' capital                          2,460,505                6,712,997
                                          __________               __________
       Total liabilities and
        partners' capital                 $2,659,209               $6,889,023
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF OPERATIONS
                For the three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                    2001               2000
                                                  ________           ________

Income:
     Rentals                                      $ 47,933           $342,420
     Earned income on direct financing leases       41,542             67,129
     Interest                                       21,816             38,360
     Gain on sale of equipment, net                   -                27,287
     Other                                           1,267                986
                                                  ________           ________

                                                   112,558            476,182
                                                  ________           ________

Expenses:
     Depreciation                                     -               237,882
     General and administrative                     19,085             26,568
     General and administrative to related
      party                                         27,352             27,048
     Management fee to related party                18,613             39,598
                                                  ________           ________

                                                    65,050            331,096
                                                  ________           ________

Net income                                        $ 47,508           $145,086
                                                  ========           ========

Net income per equivalent
  limited partnership unit                        $   2.45           $   5.93
                                                  ========           ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               18,851             24,221
                                                  ========           ========




The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                          STATEMENT OF PARTNERS' CAPITAL
                     For the three months ended March 31, 2001

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 2001          $44,266     76,047  $6,668,731    $6,712,997

Cash distributions                (43,000)      -     (4,257,000)   (4,300,000)

Net income                          1,250       -         46,258        47,508
                                  _______     ______  __________    __________

Balance, March 31, 2001           $ 2,516     76,047  $2,457,989    $2,460,505
                                  =======     ======  ==========    ==========




























The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF CASH FLOWS
                For the three months ended March 31, 2001 and 2000
                                  (Unaudited)
                                                     2001          2000
                                                   ________      ________
Cash flows from operating activities:
     Net income                                   $   47,508    $  145,086
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Depreciation                                     -          237,882
       (Gain) loss on sale of equipment, net            -          (27,287)
       (Increase) decrease in accounts
        receivable                                   214,860      (182,869)
       (Increase) decrease in due from
        related parties                              (73,990)       38,892
       Increase (decrease) in lease rents
        paid in advance                               (6,121)      (21,775)
       Increase (decrease) in accounts
        payable and accrued expenses                   5,243        15,633
       Increase (decrease) in due to
        related parties                               23,556        (4,816)
                                                  __________    __________
                                                     163,548        55,660
                                                  __________    __________
     Net cash provided by operating activities       211,056       200,746
                                                  __________    __________
Cash flows from investing activities:
     Proceeds from direct financing leases,
      net of earned income                           244,340       274,013
     Proceeds from sale of equipment                    -          117,933
                                                  __________    __________
     Net cash provided by investing activities       244,340       391,946
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                (4,300,000)     (125,000)
                                                  __________    __________
     Net cash used in financing activities        (4,300,000)     (125,000)
                                                  __________    __________
     Increase (decrease) in cash and cash
      equivalents                                 (3,844,604)      467,692
     Cash and cash equivalents, beginning
      of period                                    4,402,821     2,525,520
                                                  __________    __________
     Cash and cash equivalents, end of period     $  558,217    $2,993,212
                                                  ==========    ==========


The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2001

                                   (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 36 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and com-petitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment.

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

                       FIDELITY LEASING INCOME FUND V, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 2001 is as follows:

          Minimum lease payments to be received       $1,634,000
          Unguaranteed residuals                         388,000
          Unearned rental income                        (101,000)
          Unearned residual income                       (47,000)
                                                      __________
                                                      $1,874,000
                                                      ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 2001 are as follows:

      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                2001                        $26,000         $  858,000
                2002                           -               660,000
                2003                           -               116,000
                                            _______         __________
                                            $26,000         $1,634,000
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

                                               2001             2000
                                             ________         ________

          Management fee                      $18,613          $39,598
          Reimbursable costs                   27,352           27,048

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. ("TBI"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at March 31, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2001 and December 31, 2000 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $125,000 in May 2001 for the three months ended March 31, 2001, to all admitted partners as of March 31, 2001.

                       FIDELITY LEASING INCOME FUND V, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $112,558 and
$476,182 for the three months ended March 31, 2001 and 2000, respectively. Rental income from the leasing of equipment accounted for 43% and 72% of total revenues for the first quarter of 2001 and 2000, respectively. The decrease in revenues was primarily attributable to a decrease in rental in-come. In 2001, rental income decreased by approximately $294,000 because of equipment under operating leases that either came off lease or terminated and was sold since March 31, 2000. Additionally, the decrease in earned income on direct financing leases during the first quarter of 2001 also contributed to the overall decrease in revenues. This account decreased in 2001 in accor-dance with the recognition of income on these leases using the interest method. Interest income decreased during the first three months of 2001 compared to 2000 because of the lower cash balances available for investment by the Fund as well as lower interest rates earned during the first quarter of 2001. The decrease in this account also accounted for the decrease in total revenues in 2001. Furthermore, there was no net gain on sale of equipment recognized for the quarter ended March 31, 2001 compared to $27,287 recognized for the quarter ended March 31, 2000, which also contributed to the decrease in total revenues in 2001.

    Expenses were $65,050 and $331,096 during the three months ended
March 31, 2001 and 2000, respectively. The decrease in expenses between 2001 and 2000 was primarily attributable to a decrease in depreciation expense because of equipment under operating leases that came off lease or terminated and was sold since March 2000. Additionally, the decrease in management fee to related party also accounted for a portion of the overall decrease in expenses. The decrease in this account was directly related to the decrease in rental income recognized on operating leases during 2001.

    For the three months ended March 31, 2001 and 2000, the Fund's net income was $47,508 and $145,086, respectively. The net income per equiv-alent limited partnership unit, after net income allocated to the General Partner, was $2.45 and $5.93 based on a weighted average number of equivalent limited partnership units outstanding of 18,851 and 24,221 for the quarter ended March 31, 2001 and 2000, respectively.

    The Fund generated cash from operations of $47,508 and $355,681, for the purpose of determining cash available for distribution and distributed $125,000 to partners in both May 2001 and 2000 for the first quarter of 2001 and 2000, respectively. A cash distribution of $4,300,000 was paid to part-ners during the first quarter of 2001 for the three months ended December 31, 2000. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

                       FIDELITY LEASING INCOME FUND V, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2001. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. Therefore, as leases expire, the General Partner will make every effort to sell the equipment at market value.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND V, L.P.

                                 March 31, 2001

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Reports on Form 8-K:  None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND V, L.P.




            5-15-01     By:  /s/ Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-15-01     By:  /s/ Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)