Form 10-Q
period 2001-06-30
FIDELITY LEASING INCOME FUND V LP
filed 2001-08-14
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-17658

                     Fidelity Leasing Income Fund V, L.P.
____________________________________________________________________________
           (Exact name of registrant as specified in its charter)

             Delaware                                   23-2496362
____________________________________________________________________________
     (State of organization)            (I.R.S. Employer Identification No.)

     1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania  19103
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

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             2001                     2000
                                         _____________            ____________

Cash and cash equivalents                 $  746,023               $4,402,821

Accounts receivable                          101,733                  360,139

Due from related parties                      18,824                    8,095

Net investment in direct
 financing leases                          1,624,133                2,117,968

Equipment under operating leases (net
 of accumulated depreciation of $428,655
 and $1,606,050, respectively)                  -                        -

                                          __________               __________

       Total assets                       $2,490,713               $6,889,023
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   69,662               $   76,032

     Accounts payable and
      accrued expenses                        69,718                   79,894

     Due to related parties                    5,804                   20,100
                                          __________               __________

       Total liabilities                     145,184                  176,026

Partners' capital                          2,345,529                6,712,997
                                          __________               __________
       Total liabilities and
        partners' capital                 $2,490,713               $6,889,023
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended       Six Months Ended
                                      June 30                 June 30
                                 2001        2000         2001        2000
                                 ____        ____         ____        ____

Income:
   Rentals                      $23,790    $213,869     $ 71,723    $556,289
   Earned income on direct
    financing leases             36,388      57,936       77,930     125,065
   Interest                       6,378      28,539       28,194      66,899
   Gain on sale of equipment,
    net                           8,845        -           8,845       5,671
   Other                          1,375       1,405        2,642       2,391
                                _______    ________     ________    ________

                                 76,776     301,749      189,334     756,315
                                _______    ________     ________    ________

Expenses:
   Depreciation                    -        160,913         -        398,795
   General and administrative    34,035      18,257       53,120      44,825
   General and administrative
    to related party             15,552      25,959       42,904      53,007
   Management fee to
    related party                17,165      30,780       35,778      70,378
   Loss on sale of equipment,
    net                            -         21,616         -           -
                                _______    ________     ________    ________

                                 66,752     257,525      131,802     567,005
                                _______    ________     ________    ________

Net income                      $10,024    $ 44,224     $ 57,532    $189,310
                                =======    ========     ========    ========

Net income per equivalent
 limited partnership unit       $   .55    $   1.78     $   3.17    $   7.72
                                =======    ========     ========    ========

Weighted average number of
 equivalent limited partner-
 ship units outstanding
 during the period               15,850      24,144       17,351      24,183
                                =======    ========     ========    ========


The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND V, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                     For the six months ended June 30, 2001
                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 2001          $44,266     76,047  $6,668,731    $6,712,997

Cash distributions                (44,250)      -     (4,380,750)   (4,425,000)

Net income                          2,500       -         55,032        57,532
                                  _______     ______  __________    __________

Balance, June 30, 2001            $ 2,516     76,047  $2,343,013    $2,345,529
                                  =======     ======  ==========    ==========





























The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.
                             STATEMENTS OF CASH FLOWS

                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                        2001           2000
                                                     __________     __________
Cash flows from operating activities:
     Net income                                      $   57,532     $  189,310
                                                     __________     __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                          -           398,795
     Gain on sale of equipment, net                      (8,845)        (5,671)
     (Increase) decrease in accounts receivable         258,406        (77,403)
     (Increase) decrease in due from related parties    (10,729)        55,877
     Increase (decrease) in lease rents paid
      in advance                                         (6,370)       (38,356)
     Increase (decrease) in accounts payable and
      accrued expenses                                  (10,176)           133
     Increase (decrease) in due to related parties      (14,296)         6,068
                                                     __________     __________
                                                        207,990        339,443
                                                     __________     __________
     Net cash provided by operating activities          265,522        528,753
                                                     __________     __________
Cash flows from investing activities:
     Proceeds from sale of equipment                      8,845        238,613
     Proceeds from direct financing leases,
      net of earned income                              493,835        538,801
                                                     __________     __________
     Net cash provided by investing activities          502,680        777,414
                                                     __________     __________
Cash flows from financing activities:
     Distributions                                   (4,425,000)      (250,000)
                                                     __________     __________
     Net cash used in financing activities           (4,425,000)      (250,000)
                                                     __________     __________
     Increase (decrease) in cash and
      cash equivalents                               (3,656,798)     1,056,167
     Cash and cash equivalents, beginning
      of period                                       4,402,821      2,525,520
                                                     __________     __________
     Cash and cash equivalents, end of period        $  746,023     $3,581,687
                                                     ==========     ==========



The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accor-dance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 33 to 59 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The net investment in direct financing leases as of June 30, 2001 is as follows:

          Minimum lease payments to be received           $1,348,000
          Unguaranteed residuals                             388,000
          Unearned rental income                             (72,000)
          Unearned residual income                           (40,000)
                                                          __________
                                                          $1,624,000
                                                          ==========

    The Fund also has equipment under operating leases. The Fund's operating leases are for initial lease terms of 10 to 36 months. Generally, operat-ing leases will not recover all of the undepreciated cost and related ex-penses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this re-view. In accordance with accounting principles generally accepted in the

                       FIDELITY LEASING INCOME FUND V, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment.

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 2001 are as follows:

                                                             Direct
            Years Ending December 31       Operating        Financing
            ________________________       _________        _________

                      2001                  $25,000        $  572,000
                      2002                     -              660,000
                      2003                     -              116,000
                                            _______        __________
                                            $25,000        $1,348,000
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

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in con-nection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 10% cumulative com-pounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner.

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

2.  RELATED PARTY TRANSACTIONS (Continued)

    General Partner or its parent company during the three and six months ended June 30, 2001 and 2000:

                                Three Months Ended       Six Months Ended
                                      June 30                June 30
                                2001          2000       2001        2000
                                ____          ____       ____        ____

          Management fee      $17,165       $30,780    $35,778     $70,378
          Reimbursable costs   15,552        25,959     42,904      53,007

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at June 30, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2001 and December 31, 2000 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $125,000 in August 2001 for the three months ended June 30, 2001, to all admitted partners as of June 30, 2001.

                       FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $76,776 and $301,749 for the three months ended June 30, 2001 and 2000, respectively and $189,334 and $756,315 for the six months ended June 30, 2001 and 2000, respectively. Rental income from the leasing of equipment accounted for 31% and 71% of total revenues for the second quarter of 2001 and 2000, respectively and 38% and 74% of total revenues for the six months ended
June 30, 2001 and 2000, respectively. The decrease in revenues was primar-ily attributable to a decrease in rental income. In 2001, rental income decreased by approximately $485,000 resulting from equipment that terminated and was sold since the second quarter of 2000. Additionally, the decrease in earned income on direct financing leases during the six months ended
June 30, 2001 also contributed to the overall decrease in revenues compared to the same period in 2000. This account decreased in 2001 in accordance with the recognition of income on these leases using the interest method. The decrease in total revenues was also caused by the decrease in interest income. Interest income decreased during the first six months of 2001 com-pared to the first six months of 2000 primarily because of the lower cash balances available for investment by the Fund. The decrease in this account resulted from a cash distribution of $4,300,000 made to the partners of the Fund in February 2001.

    Expenses were $66,752 and $257,525 during the three months ended
June 30, 2001 and 2000, respectively and $131,802 and $567,005 during the six months ended June 30, 2001 and 2000, respectively. The decrease in expenses between 2001 and 2000 was primarily attributable to the decrease in depreciation expense resulting from equipment under operating leases that terminated and was sold since June 2000. Additionally, the decrease in manage-ment fee to related party also accounted for the decrease in total expenses during the six months ended June 30, 2001 compared to the same period in 2000. The decrease in this account was directly related to the decrease in rental income recognized on operating leases during the first six months of 2001.

    For the three months ended June 30, 2001 and 2000, the Fund had net income of $10,024 and $44,224, respectively. For the six months ended
June 30, 2001 and 2000, the Fund had net income of $57,532 and $189,310 respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $.55 and $1.78 based on a weighted average number of equivalent limited partnership units outstanding of 15,850 and 24,144 for the quarter ended June 30, 2001 and 2000, respec-tively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $3.17 and $7.72 based on a weighted average number of equivalent limited partnership units outstanding of 17,351 and 24,183 for the six months ended June 30, 2001 and 2000, respectively.

                       FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated cash from operations of $1,179 and $226,753, for the purpose of determining cash available for distribution for the quarter ended June 30, 2001 and 2000, respectively and distributed $125,000 to partners in both August 2001 and 2000 for the second quarter of 2001 and 2000, respec-tively. For the six months ended June 30, 2001 and 2000, the Fund generated cash from operations of $48,687 and $582,434, respectively. During the first six months of both 2001 and 2000, the Fund paid a cash distribution of $125,000 for the first quarter of 2001 and 2000, respectively. A cash dis-tribution of $4,300,000 was also paid to partners during the first quarter of 2001 for the three months ended December 31, 2000. Additionally, the Fund paid a cash distribution of $125,000 for the second quarter of 2001 and 2000 in both August 2001 and 2000, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

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

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND V, L.P.
                                 June 30, 2001


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

               FIDELITY LEASING INCOME FUND V, L.P.




            8-14-01     By:  /s/ Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-14-01     By:  /s/ Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)