Form 10-Q
period 2001-09-30
FIDELITY LEASING INCOME FUND V LP
filed 2001-11-13
CIK 830660

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-17658

                        Fidelity Leasing Income Fund V, L.P.
_______________________________________________________________________________
              (Exact name of registrant as specified in its charter)

                Delaware                          23-2496362
_______________________________________________________________________________
        (State of organization)        (I.R.S. Employer Identification)

     1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania  19103
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

                       FIDELITY LEASING INCOME FUND V, L.P.

                                  BALANCE SHEETS

                                      ASSETS

                                          (Unaudited)               (Audited)
                                         September 30,             December 31,
                                             2001                      2000
                                         _____________            _____________

Cash and cash equivalents                 $  828,399               $4,402,821

Accounts receivable                           97,503                  360,139

Due from related parties                      79,567                    8,095

Net investment in direct
 financing leases                          1,369,374                2,117,968

Equipment under operating leases (net
 of accumulated depreciation of
 $428,655 and $1,606,050,
 respectively)                                  -                        -
                                          __________               __________

       Total assets                       $2,374,843               $6,889,023
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   46,234               $   76,032

     Accounts payable and
      accrued expenses                        69,706                   79,894

     Due to related parties                   27,198                   20,100
                                          __________               __________

       Total liabilities                     143,138                  176,026

Partners' capital                          2,231,705                6,712,997
                                          __________               __________
       Total liabilities and
        partners' capital                 $2,374,843               $6,889,023
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                    2001       2000         2001         2000
                                    ____       ____         ____         ____

Income:
     Rentals                       $23,540   $152,523      $ 95,263  $  708,812
     Earned income on direct
      financing leases              31,124     51,532       109,054     176,597
     Interest                        8,874     31,990        37,068      98,889
     Gain on sale of equipment,
      net                             -       255,963         8,845     261,634
     Other                           5,356      1,376         7,998       3,767
                                   _______   ________      ________  __________

                                    68,894    493,384       258,228   1,249,699
                                   _______   ________      ________  __________

Expenses:
     Depreciation                     -        60,157          -        458,952
     General and administrative     27,024     17,762        80,144      62,587
     General and administrative to
      related party                 13,544     29,269        56,448      82,276
     Management fee to related
      party                         17,150     24,889        52,928      95,267
                                   _______   ________      ________  __________

                                    57,718    132,077       189,520     699,082
                                   _______   ________      ________  __________

Net income                         $11,176   $361,307      $ 68,708  $  550,617
                                   =======   ========      ========  ==========

Net income per equivalent
  limited partnership unit         $  0.64   $  14.67      $   3.95  $    22.47
                                   =======   ========      ========  ==========

Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                 15,624     24,420        16,775      24,262
                                   =======   ========      ========  ==========


     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                          STATEMENT OF PARTNERS' CAPITAL

                   For the nine months ended September 30, 2001

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 2001          $44,266     76,047  $6,668,731    $6,712,997

Cash distributions                (45,500)      -     (4,504,500)   (4,550,000)

Net income                          2,500       -         66,208        68,708
                                  _______     ______  __________    __________

Balance, September 30, 2001       $ 1,266     76,047  $2,230,439    $2,231,705
                                  =======     ======  ==========    ==========
























     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                             STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                      2001          2000
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $   68,708    $  550,617
                                                  __________    __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                       -          458,952
     Gain on sale of equipment, net                   (8,845)     (261,634)
     (Increase) decrease in accounts receivable      262,636      (338,754)
     (Increase) decrease in due from related
      parties                                        (71,472)       55,781
     Increase (decrease) in lease rents paid
      in advance                                     (29,798)      (43,336)
     Increase (decrease) in accounts payable and
      accrued expenses                               (10,188)       11,316
     Increase (decrease) in due to related
      parties                                          7,098       (11,587)
                                                  __________    __________
                                                     149,431      (129,262)
                                                  __________    __________
     Net cash provided by operating activities       218,139       421,355
                                                  __________    __________
Cash flows from investing activities:
     Proceeds from sale of equipment                   8,845       769,964
     Proceeds from direct financing leases,
      net of earned income                           748,594       773,150
                                                  __________    __________
     Net cash provided by investing activities       757,439     1,543,114
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                (4,550,000)     (375,000)
                                                  __________    __________
     Net cash used in financing activities        (4,550,000)     (375,000)
                                                  __________    __________
     Increase (decrease) in cash and cash
      equivalents                                 (3,574,422)    1,589,469
     Cash and cash equivalents, beginning
      of period                                    4,402,821     2,525,520
                                                  __________    __________
     Cash and cash equivalents, end of period     $  828,399    $4,114,989
                                                  ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND V, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13.
    This method provides for recognition of income (the excess of the aggre-gate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 33 to 59 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposi-tion of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The approximate net investment in direct financing leases as of Septem-ber 30, 2001 is as follows (unaudited):

          Minimum lease payments to be received          $1,062,000
          Unguaranteed residuals                            387,000
          Unearned rental income                            (47,000)
          Unearned residual income                          (33,000)
                                                         __________
                                                         $1,369,000
                                                         ==========

    The Fund also has equipment under operating leases. The Fund's operat-ing leases are for initial lease terms of 10 to 36 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental

                       FIDELITY LEASING INCOME FUND V, L.P.

1.  EQUIPMENT LEASED (Continued)

    equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment.

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 2001 are as follows (unaudited):

                                                           Direct
            Years Ending December 31       Operating      Financing
            ________________________       _________      _________

                      2001                 $23,000       $  286,000
                      2002                    -             659,000
                      2003                    -             117,000
                                           _______       __________
                                           $23,000       $1,062,000
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

    a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2001 and 2000 (unaudited):

                              Three Months Ended        Nine Months Ended
                                 September 30              September 30
                              2001          2000         2001        2000
                              ____          ____         ____        ____

      Management fee        $17,150       $24,889      $52,928     $95,267
      Reimbursable costs     13,544        29,269       56,448      82,276


    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at September 30, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 2001 and December 31, 2000 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                       FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund V, L.P. had revenues of $68,894 and
$493,384 for the three months ended September 30, 2001 and 2000, respec-tively, and $258,228 and $1,249,699 for the nine months ended September 30, 2001 and 2000, respectively. Rental income from the leasing of equipment and earned income on direct financing leases accounted for 79% and 41% of total revenues for the third quarter of 2001 and 2000, respectively and 79% and 71% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The decrease in total revenues was primarily attributable to a decrease in rental income. In 2001, rental income decreased by approx-imately $614,000 resulting from equipment that terminated and was sold since the third quarter of 2000. Additionally, the decrease in earned income on direct financing leases during the nine months ended September 30, 2001 also contributed to the overall decrease in revenues compared to the same period in 2000. This account decreased in 2001 in accordance with the recognition of income on these leases using the interest method. The decrease in total revenues was also caused by the decrease in net gain on sale of equipment.
The Fund recognized $8,845 of net gain on sale of equipment during the nine months ended September 30, 2001 compared to $261,634 recognized during the nine months ended September 30, 2000. Furthermore, interest income decreased during the first nine months of 2001 compared to the first nine months of 2000 which also accounted for the overall decrease in revenues in 2001. The de-crease in this account resulted from lower cash balances available for invest-ment by the Fund because of a cash distribution of $4,300,000 made to the partners of the Fund in February 2001.

    Expenses were $57,718 and $132,077 for the three months ended Sep-tember 30, 2001 and 2000, respectively and $189,520 and $699,082 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in expenses between 2001 and 2000 was primarily attributable to the decrease in depreciation expense because of equipment under operating leases that terminated and was sold since September 2000. In addition, general and administrative expenses to related party also decreased during the nine months ended September 30, 2001 compared to the same period in 2000 because of a decrease in expenses charged by the General Partner or its parent company for services and materials provided to the Fund. Furthermore, the decrease in management fee to related party also accounted for the decrease in total expenses during the nine months ended September 30, 2001 compared to the same period in 2000. The decrease in this account was directly related to the decrease in rental income recognized on operating leases during the first nine months of 2001 and 2000.

    For the three months ended September 30, 2001 and 2000, the Fund had net income of $11,176 and $361,307, respectively. For the nine months ended September 30, 2001 and 2000, the Fund had net income of $68,708 and $550,617,

                       FIDELITY LEASING INCOME FUND V, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $0.64 and $14.67 based on a weighted average number of equivalent limited partnership units outstanding of 15,624 and 24,420 for the quarter ended September 30, 2001 and 2000, respec-tively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $3.95 and $22.47 based on a weighted average number of equivalent limited partnership units outstanding of 16,775 and 24,262 for the nine months ended September 30, 2001 and 2000, respectively.

    The Fund generated cash from operations of $11,176 and $165,501, for the purpose of determining cash available for distribution for the quarter ended September 30, 2001 and 2000, respectively. There was no cash distribution made to partners for the three months ended September 30, 2001. A cash dis-tribution of $125,000 was made to partners in November 2000 for the three months ended September 30, 2000. The cash distributed in excess of cash available from operations represents cash available from prior quarters that was not distributed to partners at that time. For the nine months ended September 30, 2001 and 2000, the Fund generated cash from operations of $59,863 and $747,935, respectively. The Fund distributed $250,000 to part-ners during the nine months ended September 30, 2001. A cash distribution of $4,300,000 was also paid to partners during the first quarter of 2001 for the three months ended December 31, 2000. The Fund distributed $250,000 of cash available from operations to partners during the nine months ended September 30, 2000 and $125,000 in November 2000. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2001. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. As leases expire, the General Partner is making every effort to sell the equip-ment at market value.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND V, L.P.

                                 September 30, 2001

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

               FIDELITY LEASING INCOME FUND V, L.P.




         11-13-01    By:   /s/ Freddie M. Kotek
         ________          _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




         11-13-01     By:  /s/ Marianne T. Schuster
         ________          _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)