Form 10-K
period 2001-12-31
FIDELITY LEASING INCOME FUND V LP
filed 2002-04-01
CIK 830660

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2001

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

 1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103
_________________________________________________________________
     (Address of principal executive offices)        (Zip Code)

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

The number of outstanding limited partnership units of the Registrant at December 31, 2001 is 76,047.

There is no public market for these securities.

The index of Exhibits is located on page 8.

                                    PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund V, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1988 and acquired computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations, networking equipment as well as other electronic equipment, that was leased to third parties on a short-term basis. As of December 31, 2001, the Fund's equipment portfolio was liquidated. The Fund's principal objective was to generate leasing revenues for distribu-tion. The Fund managed the equipment, released or disposed of equipment as it came off lease in order to achieve its principal objective. The Fund did not borrow funds to purchase equipment.

     The Fund generally acquired equipment subject to a lease. Purchases of equipment for lease were typically made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment or from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The Fund competed with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which had greater financial re-sources than the Fund. Other leasing companies and equipment manufacturers and distributors may have been in a position to offer equipment to prospective lessees on financial terms which were more favorable than those which the Fund could offer. Equipment manufacturers and distributors may have offered to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) that would afford benefits to the purchaser similar to those ob-tained through leases. They may also have been in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund could not offer. As a result of the advantages that certain of its competitors had, the Fund may have leased its equipment on a less favorable basis than certain of its competitors.

     The Fund did not have any employees. All persons who worked on the Fund were employees of the General Partner.


Item 2.  PROPERTIES

     During 2001, the General Partner liquidated the remaining equipment under operating leases and investments in direct financing leases owned by the Fund.


Item 3.  LEGAL PROCEEDINGS

     Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a) The Fund's limited partnership units were not publicly traded. There was no market for the Fund's limited partnership units.

     (b)  Number of Equity Security Holders:

                                                 Number of Partners
               Title of Class                  as of December 31, 2001

               Limited Partnership Interests          2,589
               General Partnership Interest               1

Item 6.  SELECTED FINANCIAL DATA
                                       For the Years Ended December 31,
                            2001         2000         1999         1998         1997
Total Income             $  384,776   $1,421,098   $2,093,718   $3,640,530   $3,442,545
Net Income                  102,589      637,094      336,717      232,105      634,505
Distributions to Partners 6,815,586      500,000      500,000      550,000      600,000
Net Income per Equivalent
 Limited Partnership Unit      5.05        24.27        13.59         9.05        25.07
Weighted Average
 Number of Equivalent
 Limited Partnership
 Units Outstanding
 During the Year             15,181       24,327       24,404       25,065       25,054

                                                  December 31,
                            2001         2000         1999         1998         1997
Total Assets                   -      $6,889,023   $6,817,584   $7,047,755   $7,455,365
Equipment under
 Operating Leases
 and Equipment Held for
 Sale or Lease (Net)           -            -         969,503    2,354,710    3,423,510
Net Investment in
 Direct Financing
 Leases                        -       2,117,968    3,130,411    2,489,583         -
Limited Partnership
 Units                         -          76,047       76,047       76,137       76,137
Limited Partners              2,589        2,584        2,581        2,573        2,570

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The significant decrease in revenues and expenses in 2001 and 2000 is primarily due to the dissolution process of the Fund that commenced in 1996 and was completed during the fourth quarter of 2001. Equipment was sold to the end user at lease expiration or packaged and sold prior to lease expiration for the present value of the remaining lease payments plus the forecasted future residual value.

     The Fund had revenues of $384,776, $1,421,098 and $2,093,718 for the years ended December 31, 2001, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 41%, 54% and 75% of total income in 2001, 2000 and 1999, respectively. In 2001 and 2000, the decrease in total revenues was primarily attributable to a decrease in rental income. In 2001, rental income decreased by approximately $603,000 because of equipment that was sold as a result of a lease termination or the dissolution of the Fund.
In 2000, rental income decreased by approximately $811,000 because of equipment that terminated and was sold. The decrease in earned income on direct fi-nancing leases also accounted for the decrease in total revenues in 2001 and 2000. There were no investments made in direct financing leases in 2001 and 2000. Therefore, the earned income on direct financing leases decreased in 2001 and 2000 in accordance with the recognition of income on these leases using the interest method. The overall decrease in revenues was also related to the decrease in the net gain on sale of equipment in 2001 and was mitigated by the increase in net gain on sale of equipment in 2000. The Fund recorded $22,753, $261,634 and $70,262 of net gain on sale of equipment for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, interest income decreased in 2001 resulting from lower cash balances available for investment by the Fund during 2001. The Fund paid a cash distribution of $4,300,000 in February 2001 that caused the decrease in the cash balance.
The decrease in this account contributed to the decrease in total revenues during the twelve months ended December 31, 2001.

     Expenses were $282,187, $784,004 and $1,757,001 for the years ended December 31, 2001, 2000 and 1999, respectively. There was no depreciation expense in 2001. Depreciation expense comprised 59% and 70% of total expenses in 2000 and 1999, respectively. The decrease in total expenses in 2001 and 2000 was primarily related to the decrease in depreciation expense because of equipment that was sold. The decrease in write-down of equipment to net realizable value also contributed to the decrease in total expenses in 2000. There was no write-down of equipment to net realizable value charged to opera-tions in 2000 compared to approximately $92,000 of write-down of equipment to net realizable value recorded during 1999. The Fund's practice was to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, was to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with accounting principles gen-erally accepted in the United States of America, the Fund wrote down its rental equipment to its estimated net realizable value when the amounts were reason-ably estimated and only recognized gains, if any, upon actual sale of its rental equipment. Furthermore, the decrease in general and administrative expense to related party and management fee to related party also accounted for the overall decrease in expenses in both 2001 and 2000. General and administrative expense to related party decreased in 2001 and 2000 because of the decrease in expenses charged by the General Partner or its parent

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

company for services and materials provided to the Fund. Management fee to related party decreased in 2001 and 2000 because of the decrease in rental income during these years.

     The Fund's net income was $102,589, $637,094 and $336,717 for the years ended December 31, 2001, 2000 and 1999, respectively. The earnings per equiv-alent limited partnership unit, after earnings allocated to the General Partner, were $5.05, $24.27 and $13.59 for the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average number of equivalent limited partnership units outstanding were 15,181, 24,327 and 24,404 for 2001, 2000 and 1999, respectively.

     The Fund generated cash from operations of $79,836, $836,633 and $1,583,430 for the purpose of determining cash available for distribution during the years ended December 31, 2001, 2000 and 1999, respectively. The Fund distributed $2,515,586, $375,000 and $375,000 to partners during the periods from April 1 through December 31, 2001, 2000 and 1999, respectively, for the years ended December 31, 2001, 2000 and 1999, respectively. During the first quarter of 2001 and 2000, the Fund distributed $4,300,000 and $125,000, respectively, for the quarter ended December 31, 2000 and 1999, respectively. The Fund liquidated in December 2001 and distributed all of its cash to part-ners in December 2001. For financial statement purposes, the Fund recorded cash distributions to partners on a cash basis in the period in which they were paid.

Analysis of Financial Condition

     The Fund's equipment portfolio was liquidated as of December 31, 2001.

     The cash position of the Fund was reviewed daily and cash was invested on a short-term basis.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In December 2001, the General Partner's Certificate of Incorporation was amended to change the name of the General Partner of the Fund from F.L. Partnership Management, Inc. to LEAF Financial Corporation (LEAF). LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of LEAF are:

     CRIT S. DEMENT, age 49, Chairman, President and Chief Executive Officer of LEAF since November 2001. President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of CitiCapital Vendor Finance from 1996 to 2001. Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

     EDWARD E. COHEN, age 62, Director of LEAF since November 2001. Chairman of the Board of Resource America since 1990, President of Resource America since 2000 and Chief Executive Officer and a Director of Resource America since 1988. Chairman of the Managing Board of Directors of Atlas Pipeline Partners GP, LLC (a wholly owned subsidiary of Resource America that is the general partner of a publicly traded limited partnership that owns and operates natural gas pipelines) since its formation in 1999. Chairman of the Board of Directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

     JONATHAN Z. COHEN, age 31, Director of LEAF since November 2001. Execu-tive Vice President of Resource America since 2001, Senior Vice President of Resource America from 1999 to 2001. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. Trustee and Secretary of RAIT Investment Trust (a publicly traded real estate investment trust) since 1997. Mr. Cohen is the son of Edward E. Cohen.

     MILES HERMAN, age 42, Vice President and a Director of LEAF since November 2001. Held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001. Held several management positions in sales, marketing and operations at Tokai Financial Services from 1983 to 1998.

     FREDDIE M. KOTEK, age 46, Director of LEAF since 1996. Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since 1995.

     MARIANNE T. SCHUSTER, age 43, Vice President and Treasurer of LEAF since 1984.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2001:

               Name of Individual or      Capacities in
                  Number in Group         Which Served      Compensation

               LEAF Financial
                Corporation              General Partner     $110,132(1)
                                                             ========
                 (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 2001, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1988, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of LEAF Financial Corporation nor such directors or officers as a group, owned more than one percent of the Fund's outstanding securities. The General Partner owned a general partnership interest which entitled it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus a 10% cumulative compounded priority return; thereafter 10%. The General Partner also shared in net income equal to the greater of its cash distributions or 1% of net income or to the extent there were losses, 1% of such losses.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2001, the Fund was charged $110,132 of management fees by the General Partner. The General Partner received 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with initial lease terms in excess of 42 months for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, in-cluding acquisition fees. A majority of the direct financing leases in which the Fund invested met the criteria for a full pay-out lease and paid a 3% management fee to the General Partner. This management fee was paid quarterly only if and when the Limited Partners received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

     The General Partner also received 1% of cash distributions. During the year ended December 31, 2001, the General Partner received $70,264 of cash distributions.

     The Fund incurred $70,898 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2001.

                                      PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

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

                  FIDELITY LEASING INCOME FUND V, L.P.
                  A Delaware limited partnership

                  By:  LEAF FINANCIAL CORPORATION

                       /s/ Crit S. DeMent
                  By:  ___________________________
                       Crit S. DeMent, Chairman and President

Dated March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Crit S. DeMent
____________________________  Chairman of the Board of Directors        3-28-02
Crit S. DeMent                 and President of LEAF Financial
                               Corporation
                               (Principal Executive Officer)



/s/ Miles Herman
____________________________  Vice President and Director of            3-28-02
Miles Herman                   LEAF Financial Corporation



/s/ Freddie M. Kotek
____________________________  Director of LEAF Financial Corporation    3-28-02
Freddie M. Kotek



/s/ Marianne T. Schuster
____________________________  Vice President and Treasurer of           3-28-02
Marianne T. Schuster           LEAF Financial Corporation
                               (Principal Financial Officer)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                      Pages

          Report of Independent Certified Public Accountants           F-2

          Balance Sheets as of December 31, 2001 and 2000              F-3

          Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999                            F-4

          Statements of Partners' Capital for the years ended
           December 31, 2001, 2000 and 1999                            F-5

          Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999                            F-6

          Notes to Financial Statements                             F-7 - F-12



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund V, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund V, L.P. as of December 31, 2001 and 2000, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ending December 31, 2001. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund V, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



Grant Thornton LLP
Philadelphia, Pennsylvania
February 14, 2002

                          FIDELITY LEASING INCOME FUND V, L.P.

                                      BALANCE SHEETS

                                         ASSETS
                                                                    December 31,

                                                               2001             2000
     Cash and cash equivalents                              $     -          $4,402,821

     Accounts receivable                                          -             360,139

     Due from related parties                                     -               8,095

     Equipment under operating leases (net of
      accumulated depreciation of $-
      and $1,606,050, respectively)                               -                -

     Net investment in direct financing leases                    -           2,117,968

                                                            __________       __________

             Total assets                                   $     -          $6,889,023
                                                            ==========       ==========


                            LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:

           Lease rents paid in advance                      $     -          $   76,032

           Accounts payable and accrued expenses                  -              79,894

           Due to related parties                                 -              20,100
                                                            __________       __________

             Total liabilities                                    -             176,026

     Partners' capital                                            -           6,712,997
                                                            __________       __________

              Total liabilities and partners' capital       $     -          $6,889,023
                                                            ==========       ==========







The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND V, L.P.

                                    STATEMENTS OF OPERATIONS



                                                    For the years ended December 31,

                                                  2001            2000           1999
   Income:
     Rentals                                     $159,428      $  762,386     $1,573,547
     Earned income on direct financing
      leases                                      109,244         223,187        285,617
     Interest                                      48,479         134,530        131,668
     Gain on sale of equipment, net                22,753         261,634         70,262
     Other                                         44,872          39,361         32,624
                                                 ________      __________     __________

                                                  384,776       1,421,098      2,093,718
                                                 ________      __________     __________

   Expenses:
     Depreciation                                    -            461,173      1,224,996
     Write-down of equipment to net
      realizable value                               -               -            91,979
     General and administrative                   101,157          90,393         87,681
     General and administrative to
      related party                                70,898         118,219        156,874
     Management fee to related party              110,132         114,219        195,471
                                                 ________      __________     __________

                                                  282,187         784,004      1,757,001
                                                 ________      __________     __________


   Net income                                    $102,589      $  637,094     $  336,717
                                                 ========      ==========     ==========

   Net income per equivalent limited
    partnership unit                             $   5.05      $    24.27     $    13.59
                                                 ========      ==========     ==========


   Weighted average number of equivalent
    limited partnership units outstanding
    during the year                                15,181          24,327         24,404
                                                 ========      ==========     ==========
        h






The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND V, L.P.

                                 STATEMENT OF PARTNERS' CAPITAL
                       For the years ended December 31, 2001, 2000 and 1999


                                       General        Limited Partners
                                       Partner       Units       Amount           Total
                                       _______       ___________________          _____

Balance, January 1, 1999               $ 2,516      $76,137   $6,743,657      $6,746,173

Cash distributions                      (5,000)        -        (495,000)       (500,000)

Redemptions                               -            (90)       (6,987)         (6,987)

Net income                               5,000         -         331,717         336,717
                                       _______       ______   __________      __________

Balance, December 31, 1999               2,516       76,047    6,573,387       6,575,903

Cash distributions                      (5,000)        -        (495,000)       (500,000)

Net income                              46,750         -         590,344         637,094
                                       _______       ______   __________      __________

Balance, December 31, 2000              44,266       76,047    6,668,731       6,712,997

Cash distributions                     (70,264)     (76,047)  (6,745,322)     (6,815,586)

Net income                              25,998         -          76,591         102,589
                                       _______       ______   __________      __________

Balance, December 31, 2001             $  -            -      $     -         $     -
                                       =======       ======   ==========      ==========
















The accompanying notes are an integral part of this financial statement.

                          FIDELITY LEASING INCOME FUND V, L.P.

                                      STATEMENTS OF CASH FLOWS
                                                      For the years ended December 31,
                                                      2001          2000          1999
Cash flows from operating activities:
  Net income                                       $  102,589    $  637,094    $  336,717
                                                   __________    __________    __________
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                           -          461,173     1,224,996
  Write-down of equipment to net
   realizable value                                      -             -           91,979
  (Gain) loss on sale of equipment, net               (22,753)     (261,634)      (70,262)
  (Increase) decrease in accounts receivable          360,139      (223,866)       96,333
  (Increase) decrease in due from related
   parties                                              8,095        47,782        92,053
  Increase (decrease) in lease rents paid
   in advance                                         (76,032)      (70,016)       (9,830)
  Increase (decrease) in accounts payable
   and accrued expenses                               (79,894)        7,700       (12,025)
  Increase (decrease) in due to related
   parties                                            (20,100)       (3,339)      (38,046)
                                                   __________    __________    __________
   Total adjustments                                  169,455       (42,200)    1,375,198
                                                   __________    __________    __________
  Net cash provided by operating activities           272,044       594,894     1,711,915
                                                   __________    __________    __________
Cash flows from investing activities:
  Investment in direct financing leases                  -            -        (2,515,974)
  Proceeds from direct financing leases,
   net of earned income                             2,117,968     1,012,443     1,875,146
  Proceeds from sale of equipment                      22,753       769,964       138,494
                                                   __________    __________    __________
  Net cash provided by (used in)
   investing activities                             2,140,721     1,782,407      (502,334)
                                                   __________    __________    __________

Cash flows from financing activities:
  Distributions                                    (6,815,586)     (500,000)     (500,000)
  Redemptions of capital                                 -             -           (6,987)
                                                   __________    __________    __________
  Net cash used in financing activities            (6,815,586)     (500,000)     (506,987)
                                                   __________    __________    __________
  Increase (decrease) in cash and cash
   equivalents                                     (4,402,821)    1,877,301       702,594

  Cash and cash equivalents, beginning of year      4,402,821     2,525,520     1,822,926
                                                   __________    __________    __________

  Cash and cash equivalents, end of year           $     -       $4,402,821    $2,525,520
                                                   ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND V, L.P.

                             NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund V, L.P. (the Fund) was formed in January 1988. In December 2001, the General Partner's Certificate of Incorporation was amended to change the name of the General Partner of the Fund from F.L. Partnership Management, Inc. to LEAF Financial Corporation (LEAF). LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource Amer-ica). The Fund was managed by the General Partner. The Fund's limited part-nership interests were not publicly traded. There was no market for the Fund's limited partnership interests. During 2001, the General Partner com-pleted the dissolution process of the Fund. The remaining lease portfolio was sold during the year and all cash was distributed to the partners.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

     Financial instruments that potentially subject the Fund to concentrations of credit risk consisted principally of temporary cash investments. The Fund placed its temporary investments in money market savings accounts.

     Concentrations of credit risk with respect to accounts receivables were limited due to the dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

     The Fund reviewed its assets to determine if it had any long-lived assets that was carried on the books for an amount that may not be recoverable. If it was determined that an asset's estimated future cash flows were not sufficient to recover its carrying amount, an impairment charge was recorded.

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

Accounting for Leases

     The Fund's leasing operations consisted of both operating and direct financing leases. Under the operating method of accounting for leases, the cost of the leased equipment was recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years. Acqui-sition fees associated with lease placements were allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consisted primarily of monthly periodic rentals due under the terms of the leases.
Upon sale or other disposition of assets, the cost and related accumulated depreciation were removed from the accounts and the resulting gain or loss, if any, was reflected in income.

                          FIDELITY LEASING INCOME FUND V, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases (Continued)

     Under the direct financing method of accounting for leases, income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) was recognized over the life of the lease using the interest method.

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

3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

     Cash distributions, if any, were made quarterly as follows: 99% to the Limited Partners and 1% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their units, plus a 10% compounded priority return (an amount equal to 10% compounded annually on the portion of the purchase price not previously distributed); thereafter, 90% to the Limited Partners and 10% to the General Partner.

     Net Losses were allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner was allocated Net Income equal to its cash distributions, but not less than 1% of Net Income, with the balance allo-cated to the Limited Partners.

     Net Income (Losses) allocated to the Limited Partners were allocated to individual limited partners based on the ratio of the daily weighted average partner's net capital account balance (after deducting related commission expense) to the total daily weighted average of the Limited Partners' net capital account balances.

                          FIDELITY LEASING INCOME FUND V, L.P.

4.  EQUIPMENT LEASED

     Equipment on lease consisted of equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment.

     In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its esti-mated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no write-down of equipment to net realizable value recorded during 2001 and 2000. In 1999, approximately $92,000 was charged to write-down of equipment to net realizable value.

     Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expiration is below the estimated residual value, an adjustment is made.

5.  RELATED PARTY TRANSACTIONS

     The General Partner received 6% or 3% of rental payments on equipment under operating leases and full pay-out leases, respectively, for adminis-trative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee was paid quarterly only if and when the Limited Partners received distributions for the period from January 1, 1989 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

     Additionally, the General Partner and its parent company were reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                             2001        2000         1999

             Management fee                $110,132    $114,219     $195,471
             Reimbursable costs              70,898     118,219      156,874

     During 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintained a normal banking relation-ship with TBI.

     Amounts due from related parties at December 31, 2000 represented monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

                          FIDELITY LEASING INCOME FUND V, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

     Amounts due to related parties at December 31, 2000 represented monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2001, three customers accounted for ap-proximately 58%, 22% and 12% of the Fund's rental income. For the year ended December 31, 2000, four customers accounted for approximately 46%, 22%, 10% and 10% of the Fund's rental income. For the year ended December 31, 1999, three customers accounted for approximately 36%, 21% and 19% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

     Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

             Month of Distribution               2001           2000           1999
                    February                $4,300,000       $125,000       $125,000
                    May                        125,000        125,000        125,000
                    August                     125,000        125,000        125,000
                    November                 2,266,000        125,000        125,000
                                            __________       ________       ________

                                            $6,816,000       $500,000       $500,000
                                            ==========       ========       ========

                          FIDELITY LEASING INCOME FUND V, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes the results of operations on a quarterly basis during 2001 and 2000:


                                                                  2001
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Rentals                                   $    190   $ 23,540   $ 23,790   $ 47,933
     Earned income on direct financing
      leases                                     64,165     31,124     36,388     41,542
     Interest                                    11,411      8,874      6,378     21,816
     Gain on sale of equipment, net              13,908       -         8,845       -
     Other                                       36,874      5,356      1,375      1,267
                                               ________   ________   ________   ________

   Total income                                 126,548     68,894     76,776    112,558
                                               ________   ________   ________   ________

   Expenses:

     General and administrative                  21,013     27,024     34,035     19,085
     General and administrative to
      related party                              14,450     13,544     15,552     27,352
     Management fee to related party             57,204     17,150     17,165     18,613
                                               ________   ________   ________   ________

   Total expenses                                92,667     57,718     66,752     65,050
                                               ________   ________   ________   ________

   Net income                                  $ 33,881   $ 11,176   $ 10,024   $ 47,508
                                               ========   ========   ========   ========

   Net income per equivalent limited
    partnership unit                           $   1.14   $    .64   $    .55   $   2.45
                                               ========   ========   ========   ========

                          FIDELITY LEASING INCOME FUND V, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (Continued)


                                                                  2000
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Rentals                                   $ 53,574   $152,523   $213,869   $342,420
     Earned income on direct financing
      leases                                     46,590     51,532     57,936     67,129
     Interest                                    35,641     31,990     28,539     38,360
     Gain on sale of equipment, net                -       255,963       -        27,287
     Other                                       35,594      1,376      1,405        986
                                               ________   ________   ________   ________

   Total income                                 171,399    493,384    301,749    476,182
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                 2,221     60,157    160,913    237,882
     General and administrative                  27,806     17,762     18,257     26,568
     General and administrative to
      related party                              35,943     29,269     25,959     27,048
     Management fee to related party             18,952     24,889     30,780     39,598
     Loss on sale of equipment, net                -          -        21,616       -
                                               ________   ________   ________   ________

   Total expenses                                84,922    132,077    257,525    331,096
                                               ________   ________   ________   ________

   Net income                                  $ 86,477   $361,307   $ 44,224   $145,086
                                               ========   ========   ========   ========

   Net income per equivalent limited
    partnership unit                           $   1.89   $  14.67   $   1.78   $   5.93
                                               ========   ========   ========   ========